Form 10QSB
period 2000-06-30
PURE COUNTRY
filed 2000-08-02
CIK 1109549

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000Commission File No.
000-30255
4







                          PURE COUNTRY
     (Exact name of registrant as specified in its charter)







Nevada                                            88-0426887
(State of organization) (I.R.S. Employer Identification No.)

8764 Carlitas Joy Court, Las Vegas, NV 89117
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 228-4688

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 6,000,000 shares of common stock outstanding as of June
30, 2000.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Audited financial statements as of June 30, 2000, and for the three-month periods then ended.
                        TABLE OF CONTENTS


                                                             PAGE



     ACCOUNTANT'S LETTER                                      1



     BALANCE SHEET - ASSETS                                   2



     BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY     3



     STATEMENT OF OPERATIONS                                4-5



     STATEMENT OF STOCKHOLDERS' EQUITY                        6



     STATEMENT OF CASH FLOWS                                7-8



     NOTES TO FINANCIAL STATEMENTS                         9-13

                  INDEPENDENT AUDITORS' REPORT


Board of Directors                                July 14, 2000
PURE COUNTRY
Las Vegas, Nevada

     I have audited the accompanying Balance Sheets of PURE COUNTRY (A Development Stage Company), as of June 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for June 30, 2000, and December 31, 1999, and statements of operation and cash flows for the three months ending June 30, 2000, and June 30, 1999, for the six months ended June 30, 2000, and June 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period July 27, 1995 (inception), to June 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PURE COUNTRY (A Development Stage Company), as of June 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for June 30, 2000, and December 31, 1999, and statements of operation and cash flows for the three months ending June 30, 2000, and June 30, 1999, for the six months ended June 30, 2000, and June 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period July 27, 1995 (inception), to June 30, 2000, in conformity with generally accepted accounting principles.

     The  accompanying  financial statements have  been  prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Barry L. Friedman
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
(702) 361-8414





                          PURE COUNTRY
                  (A Development Stage Company)


                          BALANCE SHEET


                             ASSETS


                             6 Mos. Ending     Year Ended
                             June 30, 2000     Dec.31,
                                                1999
                              -----------     -----------

CURRENT ASSETS                       $   0            $   0
                                    ------           ------
   TOTAL CURRENT ASSETS              $   0            $   0
                                    ------           ------
OTHER ASSETS                         $   0            $   0
                                    ------           ------

   TOTAL OTHER ASSETS                $   0            $   0
                                    ------           ------
   TOTAL ASSETS                      $   0            $   0
                                    ------           ------























 The accompanying notes are an integral part of these financial statements

                              - 2-
                          PURE COUNTRY
                  (A Development Stage Company)


                          BALANCE SHEET


              LIABILITIES AND STOCKHOLDERS' EQUITY


                                       6 Mos. Ending      Year Ended
                                       June 30, 2000     Dec.31,
                                                           1999
                                        -----------      ------------

CURRENT LIABILITIES

   Officers Advances (Note #8)              $  1,475             $  475
                                            --------           --------

TOTAL CURRENT LIABILITIES                   $  1,475             $  475
                                            --------           --------

STOCKHOLDERS EQUITY (Note #4)

Preferred Stock, $0.001 Par Value
Authorized 10,000,000 Shares
Issued and Outstanding
At June 30, 2000 - None                        $   0

Common stock, $.001 par value
authorized 50,000,000 shares
issued and outstanding at
December 31, 1999 - 6,000,000 shares                           $  6,000
June 30, 2000 - 6,000,000 shares               6,000

   Additional paid in Capital                    196                196

   Accumulated loss during
   the development stage                      -7,671             -6,671
                                            --------           --------

TOTAL STOCKHOLDERS' EQUITY                  $ -1,475            $  -475
                                            --------           --------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                            $   0              $   0
                                            --------           --------




 The accompanying notes are an integral part of these financial statements

                              - 3 -
                          PURE COUNTRY
                  (A Development Stage Company)


                     STATEMENT OF OPERATIONS


                     3 Mos. Ended  3 Mos. Ended   6 Mos. Ended 6 Mos. Ended
                       June 30,      June 30,       June 30,     June
                                                                 30,
                         2000          1999           2000         1999
                       --------      ---------     ----------    ---------


REVENUE                     $  0            $  0          $  0          $  0
                       ---------       ---------     ---------      --------

EXPENSES

  General, Selling
  and                   $  1,000          $  125      $  1,000        $  125
Administrative
                       ---------       ---------     ---------      --------

  Total Expenses        $  1,000          $  125      $  1,000        $  125
                       ---------       ---------     ---------      --------

Net Profit/Loss (-)     $ -1,000         $  -125     $  -1,000       $  -125
                       ---------       ---------     ---------      --------
Net Loss per share
-
 Basic and diluted
 (Note #2)              $ -.0002          $  NIL     $  -.0002        $  NIL
                       ---------       ---------     ---------      --------

Weighted average
number of common
shares outstanding     6,000,000       6,000,000     6,000,000     6,000,000
                       ---------       ---------     ---------      --------













 The accompanying notes are an integral part of these financial statements

                              - 4 -
                          PURE COUNTRY
                  (A Development Stage Company)


               STATEMENT OF OPERATIONS (Continued)


                                                           Jul.27,1995
                            Year Ended       Year Ended   (Inception
                                                              )
                           December 31,     December 31,   to June 30,
                               1999             1998          2000
                             --------        ---------      --------

REVENUE                            $  0              $  0          $  0
                              ---------         ---------      --------
EXPENSES

 General, Selling
 and Administrative              $  125            $  350      $  7,671
                              ---------         ---------      --------

 Total Expenses                  $  125            $  350      $  7,671
                              ---------         ---------      --------

Net Profit/Loss (-)             $  -125           $  -350     $  -7,671
                              ---------         ---------      --------

Net loss per share -
 Basic and diluted
 (Note #2)                       $  NIL         $  -.0006     $  -.0013
                              ---------         ---------      --------

Weighted average
number of common
shares outstanding            6,000,000         6,000,000     6,000,000
                              ---------         ---------      --------















 The accompanying notes are an integral part of these financial statements

                              - 5 -
                          Pure Country
                  (A Development Stage Company)


          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                   Additional     Accumu-
                        Common         Stock         paid-in     lated
                        Shares        Amount         Capital      Deficit
                       --------      ---------      ---------     --------

Balance,
December 31, 1997        25,000         $  6,196          $   0   $  -6,196

Net loss year ended
December 31, 1998                                                      -350
                      ---------        ---------       --------   ---------

Balance,
December 31, 1998        25,000         $  6,196          $   0   $  -6,546

September 21, 1999
Changed from no par
Value to $.001                            -6,171         +6,171

September 21, 1999
Forward Stock Split
240 to 1              5,975,000           +5,975         -5,975

Net loss year ended
December 31, 1999                                                      -125
                      ---------        ---------       --------   ---------

Balance,
December 31, 1999     6,000,000         $  6,000         $  196   $  -6,671


Net Loss January
1, 2000 to
June 30, 2000                                                        -1,000
                      ---------        ---------       --------   ---------

Balance
June 30, 2000         6,000,000         $  6,000         $  196   $  -7,671






The accompanying notes are an integral part of these financial statements



                              - 6 -
                          PURE COUNTRY
                  (A Development Stage Company)


                     STATEMENT OF CASH FLOWS


                      3 Mos.Ended    3 Mos.Ended    6 Mos.Ended    6 Mos.Ended
                        June 30,       June 30,       June 30,     June
                                                                    30,
                          2000           1999           2000          1999
                        --------      ---------      ---------      ---------
Cash Flow from
Operating Activities
Net Loss                $ -1,000           $  -125       $ -1,000       $  -125

Adjustment to
reconcile
net loss to net cash
provided by
operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances         +1,000              +125         +1,000          +125
                       ---------          --------       --------       -------

Net cash used in
operating Activities       $   0             $   0          $   0         $   0

Cash Flows from
Investing Activities           0                 0              0             0

Cash Flows from
Financing Activities
Issuance of Common
Stock                          0                 0              0             0
                       ---------          --------       --------       -------
Net increase
(decrease)
in cash                    $   0             $   0          $   0         $   0

Cash, beginning
of period                      0                 0              0             0
                       ---------          --------       --------       -------

Cash, end of period        $   0             $   0          $   0         $   0
                       ---------          --------       --------       -------



 The accompanying notes are an integral part of these financial statements

                              - 7 -
                          PURE COUNTRY
                  (A Development Stage Company)


               STATEMENT OF CASH FLOWS (CONTINUED)


                                                            Jul.27,1995
                          Year Ended       Year Ended    (Inception
                                                             )
                         December 31,     December 31,      to June 30,
                             1999             1998             2000
                          ----------       ----------       -----------
Cash Flow from
Operating Activities
Net Loss                     $  -125             $  -350         $  -7,671

Adjustment to
reconcile
net loss to net cash
provided by operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances               +125                +350            +1,475
                             -------            --------         ---------

Net cash used in
operating Activities           $   0               $   0         $  -6,196

Cash Flows from
Investing Activities               0                   0                 0

Cash Flows from
Financing Activities
Issuance of Common
Stock                              0                   0            +6,196
                             -------            --------         ---------
Net increase
(decrease)
in cash                        $   0               $   0             $   0


Cash, beginning
of period                          0                   0                 0
                             -------            --------         ---------

Cash, end of period            $   0               $   0             $   0
                             -------            --------         ---------

 The accompanying notes are an integral part of these financial statements

                              - 8 -
                          Pure Country
                  (A Development Stage Company)


                  NOTES TO FINANCIAL STATEMENTS

              June 30, 2000, and December 31, 1999



NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized July 27, 1995, under the laws of the State of Nevada as Pure Country The Company currently has no operations and in accordance with SFAS #7, is considered a development company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting Method

          The Company records income and expenses on the accrual method.

     Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and equivalents

          The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2000.





                              - 9 -
                          Pure Country
                  (A Development Stage Company)


            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              June 30, 2000, and December 31, 1999


 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income Taxes

          Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

     Reporting on Costs of Start-up Activities

          In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities" which provides guidance on the financial reporting of start-up costs and organizational costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with initial adoption reported as the cumulative effect of a change in accounting principal.

     Loss Per Share

          Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 2000, the Company had no dilative common stock equivalents such as stock options.





                             - 10 -


                          Pure Country
                  (A Development Stage Company)


            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              June 30, 2000, and December 31, 1999


 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Year End

         The Company has selected December 31st as its fiscal year-end.


     Year 2000 Disclosure

          The year 2000 issue had no effect on this Company.


NOTE 3 - INCOME TAXES

     There is no provision for income taxes for the period ended December 31, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1999, is as follows:

         Net operation loss carry forward         $  6,671
         Valuation allowance                        $
                                                6,671
         Net deferred tax asset                      $   0

     The federal net operating loss carry forward will expire in 2017 to 2019.













                             - 11 -
                          Pure Country
                  (A Development Stage Company)

            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              June 30, 2000, and December 31, 1999

NOTE 4 - STOCKHOLDERS' EQUITY

     Common Stock

     The authorized common stock of the corporation consists of 50,000,000, shares with a par value $.001 per share.

     On July 27, 1995, the Company issued 20 shares of its no par value common stock in consideration of $200.00 in cash to one of its directors.

     On July 27, 1997, the Company issued 24,980 shares of its no par value common stock in consideration of $5,996.00 in cash to three additional directors.

     On September 21, 1999, the State of Nevada approved the company's restated Articles of Incorporation, which increased its capitalization from 25,000 common shares of no par value to 50,000,000 common shares with a par value of $.001 and added 10,000,000 preferred shares with a par value of $.001.

     On September 21, 1999, the company forward split its common stock 240:1, thus increasing the number of outstanding common shares from 25,000 to 6,000,000 shares.

     Preferred Stock

     The authorized preferred stock of the corporation consists of 10,000,000 shares with a par value of $0.001 per share.

NOTE 5 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.




                             - 12 -
                          Pure Country
                  (A Development Stage Company)


            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              June 30, 2000, and December 31, 1999


NOTE 6 - RELATED PARTY TRANSACTIONS

     The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


NOTE 7 - WARRANTS AND OPTIONS

     There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 8 - OFFICERS ADVANCES

     While the Company was seeking additional capital to advance it's Business Plan, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.





                             - 13 -

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, those expectations reflected in forward-looking statements contained in this Statement.

                        Plan of Operation

The Company's Plan of Operation has not changed since the filing of its amended Form 10-SB filed with the SEC on June 23, 2000.
The description of the current plan of operation is incorporated by reference to Section 2 of its amended Form 10-SB.

             Competition Pure Country may encounter

Pure Country is an insignificant participant among firms, which engage in business combinations with financing of development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than Pure Country In view of our company's limited financial resources and management availability, it will continue to be at a significant competitive disadvantage.

                            Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 5.   OTHER INFORMATION

On April 25, 2000, the Company changed its corporate executive address to 8764 Carlitas Joy Court, Las Vegas, NV 89117. The Company has the use of this limited amount of office space, from one of its directors, Lewis Eslick, at no cost to the Company, and Management expects this arrangement to continue. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying, and similar expenses. This is a verbal agreement between Lewis Eslick and the Board of Directors.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

3.1 The exhibits, consisting of the Company's Articles of Incorporation, are attached to the Company's Amended Form 10-SB, filed on June 23, 2000. These exhibits are incorporated by reference to that Form.

3.2 The exhibits, consisting of the Company's Bylaws, are attached to the Company's Amended Form 10-SB, filed on June 23,
2000. These exhibits are incorporated by reference to that Form.

23   Consent of Independent Certified Public Accountant

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Bepariko Biocom



                           By: /s/ Patsy Harting
                              Patsy Harting, Treasurer

                           Date: August 2, 2000