Form 10QSB
period 2000-09-30
PURE COUNTRY
filed 2000-11-14
CIK 1109549

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
Commission File No. 000-30255






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

There are 6,000,000 shares of common stock outstanding as of September 30, 2000.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Audited financial statements as of September 30, 2000, and for the three-month periods then ended.
                        TABLE OF CONTENTS






                                                          PAGE
     ACCOUNTANT'S LETTER                                     1

     BALANCE SHEET - ASSETS                                  2

     BALANCE SHEET - LIABILITIES AND STOCKHOLDERS'           3
     EQUITY

     STATEMENT OF OPERATIONS                               4-5

     STATEMENT OF STOCKHOLDERS' EQUITY                       6

     STATEMENT OF CASH FLOWS                               7-8

     NOTES TO FINANCIAL STATEMENTS                        9-13


                  INDEPENDENT AUDITORS' REPORT


Board of Directors                             October 13, 2000
PURE COUNTRY
Las Vegas, Nevada

     I have audited the accompanying Balance Sheets of PURE COUNTRY (A Development Stage Company), as of Sep 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for Sep 30, 2000, and December 31, 1999, and statements of operation and cash flows for the three months ending Sep 30, 2000, and Sep 30, 1999, for the nine months ended Sep 30, 2000, and Sep 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period July 27, 1995 (inception), to Sep 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PURE COUNTRY (A Development Stage Company), as of Sep 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for Sep 30, 2000, and December 31, 1999, and statements of operation and cash flows for the three months ending Sep 30, 2000, and Sep 30, 1999, for the nine months ended Sep 30, 2000, and Sep 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period July 27, 1995 (inception), to Sep 30, 2000, in conformity with generally accepted accounting principles.

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

/s/ Barry L. Friedman
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
(702) 361-8414





                          PURE COUNTRY
                  (A Development Stage Company)


                          BALANCE SHEET


                             ASSETS


                             9 Mos. Ending     Year Ended
                              Sep 30, 2000     Dec.31,
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





















 The accompanying notes are an integral part of these financial statements

                              - 2-
                          PURE COUNTRY
                  (A Development Stage Company)


                          BALANCE SHEET


              LIABILITIES AND STOCKHOLDERS' EQUITY


                                       9 Mos. Ending      Year Ended
                                        Sep 30, 2000     Dec.31,
                                                           1999
                                        -----------      ------------

CURRENT LIABILITIES

   Officers Advances (Note #8)              $  2,475             $  475
                                            --------           --------

TOTAL CURRENT LIABILITIES                   $  2,475             $  475
                                            --------           --------

STOCKHOLDERS EQUITY (Note #4)

Preferred Stock, $0.001 Par Value
Authorized 10,000,000 Shares
Issued and Outstanding
At Sep 30, 2000 - None                         $   0

Common stock, $.001 par value
authorized 50,000,000 shares
issued and outstanding at
December 31, 1999 - 6,000,000 shares                           $  6,000
Sep 30, 2000 - 6,000,000 shares                6,000

   Additional paid in Capital                    196                196

   Accumulated loss during
   the development stage                      -8,671             -6,671
                                            --------           --------

TOTAL STOCKHOLDERS' EQUITY                  $ -2,475            $  -475
                                            --------           --------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                            $   0              $   0
                                            --------           --------


 The accompanying notes are an integral part of these financial statements

                              - 3 -
                          PURE COUNTRY
                  (A Development Stage Company)


                     STATEMENT OF OPERATIONS


                     3 Mos. Ended  3 Mos. Ended   9 Mos. Ended 9 Mos. Ended
                       Sep 30,        Sep 30,       Sep 30,       Sep 30,
                         2000          1999           2000         1999
                       --------      ---------     ----------    ---------


REVENUE                     $  0            $  0          $  0          $  0
                       ---------       ---------     ---------      --------

EXPENSES

  General, Selling
  and                   $  1,000          $  125      $  2,000        $  125
Administrative
                       ---------       ---------     ---------      --------

  Total Expenses        $  1,000          $  125      $  2,000        $  125
                       ---------       ---------     ---------      --------

Net Profit/Loss (-)     $ -1,000         $  -125     $  -2,000       $  -125
                       ---------       ---------     ---------      --------
Net Loss per share
-
 Basic and diluted
 (Note #2)              $ -.0002          $  NIL     $  -.0003        $  NIL
                       ---------       ---------     ---------      --------

Weighted average
number of common
shares outstanding     6,000,000       6,000,000     6,000,000     6,000,000
                       ---------       ---------     ---------      --------













 The accompanying notes are an integral part of these financial statements

                              - 4 -
                          PURE COUNTRY
                  (A Development Stage Company)


               STATEMENT OF OPERATIONS (Continued)


                                                           Jul.27,1995
                            Year Ended       Year Ended    (Inception)
                           December 31,     December 31,   to Sep 30,
                               1999             1998          2000
                             --------        ---------      --------

REVENUE                            $  0              $  0          $  0
                              ---------         ---------      --------
EXPENSES

 General, Selling
 and Administrative              $  125            $  350      $  8,671
                              ---------         ---------      --------

 Total Expenses                  $  125            $  350      $  8,671
                              ---------         ---------      --------

Net Profit/Loss (-)             $  -125           $  -350     $  -8,671
                              ---------         ---------      --------

Net loss per share -
 Basic and diluted
 (Note #2)                       $  NIL         $  -.0006     $  -.0014
                              ---------         ---------      --------

Weighted average
number of common
shares outstanding            6,000,000         6,000,000     6,000,000
                              ---------         ---------      --------













 The accompanying notes are an integral part of these financial statements

                              - 5 -
                          Pure Country
                  (A Development Stage Company)


          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                   Additional     Accumu-
                        Common         Stock         Paid-in       lated
                        Shares        Amount         Capital      Deficit
                       --------      ---------      ---------     --------

Balance,
December 31, 1997        25,000         $  6,196          $   0   $  -6,196

Net loss year ended
December 31, 1998                                                      -350
                      ---------        ---------       --------   ---------

Balance,
December 31, 1998        25,000         $  6,196          $   0   $  -6,546

September 21, 1999
Changed from no par
Value to $.001                            -6,171         +6,171

September 21, 1999
Forward Stock Split
240 to 1              5,975,000           +5,975         -5,975

Net loss year ended
December 31, 1999                                                      -125
                      ---------        ---------       --------   ---------

Balance,
December 31, 1999     6,000,000         $  6,000         $  196   $  -6,671


Net Loss January
1, 2000 to
Sep 30, 2000                                                         -2,000
                      ---------        ---------       --------   ---------

Balance
Sep 30, 2000          6,000,000         $  6,000         $  196   $  -8,671


The accompanying notes are an integral part of these financial statements



                              - 6 -
                          PURE COUNTRY
                  (A Development Stage Company)

                     STATEMENT OF CASH FLOWS

                      3 Mos.Ended    3 Mos.Ended    9 Mos.Ended    9 Mos.Ended
                        Sep 30,        Sep 30,        Sep 30,        Sep 30,
                          2000           1999           2000          1999
                        --------      ---------      ---------      ---------
Cash Flow from
Operating Activities
Net Loss                $ -1,000           $  -125       $ -2,000       $  -125

Adjustment to
reconcile
net loss to net cash
provided by
operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances         +1,000              +125         +2,000          +125
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

 The accompanying notes are an integral part of these financial statements

                              - 7 -
                          PURE COUNTRY
                  (A Development Stage Company)

               STATEMENT OF CASH FLOWS (CONTINUED)

                                                            Jul.27,1995
                          Year Ended       Year Ended       (Inception)
                         December 31,     December 31,      to Sep 30,
                             1999             1998             2000
                          ----------       ----------       -----------
Cash Flow from
Operating Activities
Net Loss                     $  -125             $  -350         $  -8,671

Adjustment to
reconcile
net loss to net cash
provided by operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances               +125                +350            +2,475
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

               Sep 30, 2000, and December 31, 1999



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

     Cash and equivalents

          The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 2000.





                              - 9 -
                          Pure Country
                  (A Development Stage Company)


            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

               Sep 30, 2000, and December 31, 1999


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

     Loss Per Share

          Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 2000, the Company had no dilative common stock equivalents such as stock options.





                             - 10 -


                          Pure Country
                  (A Development Stage Company)


            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

               Sep 30, 2000, and December 31, 1999


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

               Sep 30, 2000, and December 31, 1999

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

               Sep 30, 2000, and December 31, 1999


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

27   Financial Data Schedule



                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Pure Country



                           By: /s/ Lewis Eslick
                              Lewis Eslick, President



                           Date: November 14, 2000