Form 10QSB
period 2001-03-31
PURE COUNTRY
filed 2001-05-16
CIK 1109549

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
Commission File No. 000-30255





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



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Audited financial statements as of March 31, 2001.
                        TABLE OF CONTENTS


                                                          PAGE
     Independent Auditors Report                             1

     Financial Statements

     Balance sheet                                           2

     Statement of operations                               3-4

     Statement of stockholders' equity                       5

     Statement of cash flows                               6-7

     Notes to financial statements                        8-11


                  INDEPENDENT AUDITORS' REPORT

Board Of Directors
Pure Country
Las Vegas, Nevada

     I have audited the accompanying balance sheets of Pure Country, (a development stage company), as of March 31, 2001 and March 31, 2000 and the related statements of stockholders' equity for March 31, 2001 and statements of operations and cash flows for the three months ended March 31, 2001 and the two years ended December 31, 2000 and December 31, 1999 and the period July 27, 1995(inception) to March 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pure Country, as of March 31, 2001 and March 31, 2000 and the related statements of stockholders' equity for March 31, 2001 and statements of operations and cash flows for the three months ended March 31, 2001 and the two years ended December 31, 2000 and December 31, 1999 and the period July 27, 1995(inception) to March 31, 2001 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kurt D. Saliger
Kurt D. Saliger C.P.A.
May 4, 2001












                          PURE COUNTRY
                  (A Development Stage Company)
                          BALANCE SHEET

                             ASSETS

                             March 31, 2001    March 31,
                                                 2000
                              -----------     -----------

CURRENT ASSETS                       $   0            $   0
                                    ------           ------
   TOTAL CURRENT ASSETS              $   0            $   0
                                    ------           ------
OTHER ASSETS                         $   0            $   0
                                    ------           ------

   TOTAL OTHER ASSETS                $   0            $   0
                                    ------           ------
   TOTAL ASSETS                      $   0            $   0
                                    ======           ======

               LIABILITIES AND STOCKHOLDERS'EQUITY
   CURRENT LIABILITIES
      Officers Advances (Note         $  2,475           $  475
   #8)
                                      --------         --------

   TOTAL CURRENT LIABILITIES          $  2,475           $  475
                                      --------         --------

   STOCKHOLDERS EQUITY (Note
   #4)

   Preferred Stock, $0.001 Par
   Value
   Authorized 10,000,000 Shares
   Issued and Outstanding
   At Sep 30, 2000 - None                $   0

   Common   stock,  $.001   par
   value
   Authorized 50,000,000 shares
   Issued and outstanding at
   December    31,    1999    -                        $  6,000
   6,000,000 shares
   Sep  30,  2000  -  6,000,000          6,000
   shares

      Additional paid in Capital           196              196

      Accumulated loss during
      the development stage             -8,671           -6,671
                                      --------         --------

   TOTAL STOCKHOLDERS' EQUITY         $ -2,475          $  -475
                                      --------         --------

   TOTAL LIABILITIES AND
   STOCKHOLDERS EQUITY                   $   0            $   0
                                      ========         ========

 The accompanying notes are an integral part of these financial statements
                              - 3 -
                          PURE COUNTRY
                  (A Development Stage Company)

                     STATEMENT OF OPERATIONS


                         Year          Year
                        Ended          Ended        July 27,
                       December      December         1995
                       31, 2000      31, 1999     (Inception)
                                                    to March
                                                    31, 2001

                       --------      ---------     ----------


REVENUE                     $  0            $  0          $  0
                       ---------       ---------     ---------

EXPENSES

  General, Selling
  And                   $  2,000          $  125      $  8,671
Administrative

  Amortization               -0-             -0-           -0-
                       ---------       ---------     ---------

  Total Expenses        $  2,000          $  125      $  8,671
                       ---------       ---------     ---------

Net Profit/Loss (-)     $ -2,000         $  -125     $  -8,671
                       =========       =========     =========
Net Loss per share
-
 Basic and diluted
 (Note #2)             $ -0.0004          $  NIL    $  -0.0014
                       ---------       ---------     ---------

Weighted average
Number of common
Shares outstanding     6,000,000       6,000,000     6,000,000
                       =========       =========     =========













 The accompanying notes are an integral part of these financial statements

                              - 4 -

                          PURE COUNTRY
                  (A Development Stage Company)

                     STATEMENT OF OPERATIONS


                        Three          Three
                        Months        Months        July 27,
                        Ended          Ended          1995
                        March          March      (Inception)
                       31, 2001      31, 2000       to March
                                                    31, 2001

                       --------      ---------     ----------

INCOME
Revenue                     $  0            $  0          $  0
                       ---------       ---------     ---------
TOTAL INCOME                $  0            $  0          $  0

EXPENSES

  General, Selling
  and                       $  0            $  0      $  8,671
Administrative
  Amortization               -0-             -0-           -0-
                       ---------       ---------     ---------

TOTAL EXPENSES              $  0            $  0      $  8,671
                       =========       =========     =========

NET PROFIT (LOSS)            $ 0            $  0     $  -8,671
                       =========       =========     =========
NET PROFIT (LOSS)        $   NIL         $   NIL     $ -0.0014
PER SHARE (Note #2)

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING      6,000,000       6,000,000     6,000,000
                       =========       =========     =========



                          Pure Country
                  (A Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         March 31, 2001

                            Common Stock                          (Deficit)
                        Number                       Additional    Accumulated
                          of                         Paid-in       During
                        Shares        Amount         Capital      Development
                                                                   Stage
                       --------      ---------      ---------     --------

Balance,
December 31, 1997        25,000         $  6,196          $   0   $  -6,196

Net loss              ---------        ---------    -----------    --------
December 31, 1998                                             0        -350
                      ---------        ---------       --------   ---------
Balance, Dec. 31,        25,000        $   6,196             $0   $  -6,546
1998

Changed from no par                    $  -6,171       $  6,171
value to $0.001
September 21, 1999
Forward Stock Split   5,975,000         $  5,975       $ -5,975
240 to 1
September 21, 1999

Net Loss                                                             $  125
December 31, 1999
Balance, Dec. 31,     6,000,000         $  6,000         $  196   $  -6,671
1999

Net Loss                                                           $ -2,000
December 31, 2000

Net Loss                                                                  0
March 31, 2001

Balance,
December 31, 1999     6,000,000         $  6,000         $  196   $  -6,671

Balance
March 31, 2001        6,000,000         $  6,000         $  196   $  -8,671
                      ---------         --------         ------   ---------


The accompanying notes are an integral part of these financial statements



                              - 6 -


                          PURE COUNTRY
                  (A Development Stage Company)

                     STATEMENT OF CASH FLOWS

                          Year           Year      July 27, 1995
                         Ended          Ended       (Inception)
                       December,       December       To March
                        31, 2000       31, 1999       31, 2000
                        --------      ---------      ---------
CASH FLOW FROM
OPERATING ACTIVITIES
Net Loss                $ -2,000           $  -125       $ -8,671

Adjustment to
reconcile
net loss to net cash
provided by
operating
activities

Amortization                   0                 0              0
Officers Advances          2,000               125          2,475
                       ---------          --------       --------

Net cash used in
operating Activities       $   0             $   0      $  -6,196

CASH FLOWS FROM
INVESTING ACTIVITIES
Issue Common Stock             0                 0         -6,196
                               0                 0              0
                       ---------          --------       --------
Net increase
(decrease) in cash         $   0             $   0          $   0

Cash, beginning
of period                      0                 0              0
                       ---------          --------       --------

Cash, end of period        $   0             $   0          $   0
                       ---------          --------       --------

 The accompanying notes are an integral part of these financial statements

                              - 7 -
                          PURE COUNTRY
                  (A Development Stage Company)

                     STATEMENT OF CASH FLOWS

                            Three            Three
                            Months           Months        July 27, 1995
                            Ended            Ended          (Inception)
                            March            March           to March
                           31, 2001         31, 2000         31, 2001
                          ----------       ----------       -----------
CASH FLOW FROM
OPERATING ACTIVITIES
Net Loss                        $  0                  $0         $  -8,671

Adjustment to
reconcile
net loss to net cash
provided by operating
activities

Amortization
Officers Advances                  0                   0             2,475
                             -------            --------         ---------

Net cash used in
operating Activities           $   0               $   0         $  -6,196

Cash Flows from
Financing Activities
Issue Common Stock                 0                   0             6,196
                             -------            --------         ---------
Net increase
(decrease) in cash             $   0               $   0             $   0


Cash, beginning
of period                          0                   0                 0
                             -------            --------         ---------

Cash, end of period            $   0               $   0             $   0
                             -------            --------         ---------

 The accompanying notes are an integral part of these financial statements

                              - 8 -

                          Pure Country
                  (A Development Stage Company)


                  NOTES TO FINANCIAL STATEMENTS

                March 31, 2001 and March 31, 2000



NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was incorporated July 27, 1995, under the laws of the State of Nevada as Pure Country. The Company was organized to engage in any lawful activity. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.


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

     Cash and equivalents

          The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2001.





                              - 9 -
                          Pure Country
                  (A Development Stage Company)


            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                March 31, 2001 and March 31, 2000


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

     Loss Per Share

          Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of March 31, 2001, the Company had no dilative common stock equivalents such as stock options.

                          Pure Country
                  (A Development Stage Company)


            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                March 31, 2001 and March 31, 2000


 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Year End

         The Company has selected December 31st as its fiscal year-end.


     Year 2000 Disclosure

          The year 2000 issue had no effect on this Company.


NOTE 3 - INCOME TAXES

     There  is no provision for income taxes for the period ended
     December 31, 2000. The Company's total deferred tax asset as of March 31, 2001, is as follows:

Net operation loss carry forward         $  8,671
Valuation allowance                      $  8,671

Net deferred tax asset                      $   0

     The federal net operating loss carry forward will expire in 2017 to 2019.

                          Pure Country
                  (A Development Stage Company)

            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                March 31, 2001 and March 31, 2000

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

                          Pure Country
                  (A Development Stage Company)


            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                March 31, 2001 and March 31, 2000


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



                           Date: May 15, 2001