Form 10QSB
period 2001-06-30
PURE COUNTRY
filed 2001-08-14
CIK 1109549

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
Commission File No. 000-30255







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

There are 6,000,000 shares of common stock outstanding as of August 13, 2001.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Audited financial statements as of June 30, 2001, and for the three-month periods then ended.


                        TABLE OF CONTENTS






                                                          PAGE
     Independent Auditor's Report                            1

     Financial Statements

     BALANCE SHEET                                           2

     STATEMENT OF OPERATIONS                               3-5

     STATEMENT OF STOCKHOLDERS' EQUITY                       6

     STATEMENT OF CASH FLOWS                               7-9

     NOTES TO FINANCIAL STATEMENTS                       10-13


                  INDEPENDENT AUDITORS' REPORT


Board of Directors
PURE COUNTRY
Las Vegas, Nevada

     I have audited the accompanying Balance Sheets of PURE COUNTRY (A Development Stage Company), as of June 30, 2001, and June 30, 2000, and the related statements of stockholders' equity for June 30, 2001, and statements of operations and cash flows for the six months ended June 30, 2001, and the two years ended December 31, 2000 and December 31, 1999 and the period July 27, 1995, (inception), to June 30, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PURE COUNTRY (A Development Stage Company), as of June 30, 2001, and June 30, 2000, and the related statements of stockholders' equity for June 30, 2001 and statements of operation and cash flows for the six months ended June 30, 2001, and the two years ended December 31, 2000 and December 31, 1999 and the period July 27, 1995 (inception), to June 30, 2000, in conformity with generally accepted accounting principles.

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

/s/ Kurt D. Saliger C.P.A.
Kurt D. Saliger
August 04, 2001











                          PURE COUNTRY
                  (A Development Stage Company)
                          BALANCE SHEET

                             ASSETS

                                June 30, 2001        June 30,
                                                       2000
                                 -----------        -----------

CURRENT ASSETS                             $   0            $   0
                                          ------           ------
   TOTAL CURRENT ASSETS                    $   0            $   0
                                          ------           ------
OTHER ASSETS                               $   0            $   0
                                          ------           ------

   TOTAL OTHER ASSETS                      $   0            $   0
                                          ------           ------
   TOTAL ASSETS                            $   0            $   0
                                          ------           ------

               LIABILITIES AND STOCKHOLDERS'EQUITY
CURRENT LIABILITIES
   Officers Advances (Note #8)           $  3,360           $  475
                                         --------         --------

TOTAL CURRENT LIABILITIES                $  3,360           $  475
                                         --------         --------

STOCKHOLDERS EQUITY (Note #4)

Preferred Stock, $0.001 Par Value
Authorized 10,000,000 Shares
Issued and Outstanding
At Sep 30, 2000 - None                      $   0

Common stock, $.001 par value
authorized 50,000,000 shares
issued and outstanding at
December 31, 1999 - 6,000,000                             $  6,000
shares
Sep 30, 2000 - 6,000,000 shares             6,000

   Additional paid in Capital                 196              196

   Accumulated loss during
   the development stage                   -9,556           -6,671
                                         --------         --------

TOTAL STOCKHOLDERS' EQUITY               $ -3,360          $  -475
                                         --------         --------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                         $   0            $   0
                                         --------         --------

 The accompanying notes are an integral part of these financial statements
                              - 2 -
                          PURE COUNTRY
                  (A Development Stage Company)

                     STATEMENT OF OPERATIONS


                         Year          Year
                        Ended          Ended        July 27,
                       December      December         1995
                       31, 2000      31, 1999     (Inception)
                                                    to June
                                                    30, 2001

                       --------      ---------     ----------


REVENUE                     $  0            $  0          $  0
                       ---------       ---------     ---------

EXPENSES

  General, Selling
  and                   $  2,000          $  125      $  9,556
Administrative

  Amortization               -0-             -0-           -0-
                       ---------       ---------     ---------

  Total Expenses        $  2,000          $  125      $  9,556
                       ---------       ---------     ---------

Net Profit/Loss (-)     $ -2,000         $  -125     $  -9,556
                       ---------       ---------     ---------
Net Loss per share
-
 Basic and diluted
 (Note #2)             $ -0.0004          $  NIL    $  -0.0016
                       ---------       ---------     ---------

Weighted average
number of common
shares outstanding     6,000,000       6,000,000     6,000,000
                       ---------       ---------     ---------





 The accompanying notes are an integral part of these financial statements

                              - 3 -

                          PURE COUNTRY
                  (A Development Stage Company)

                     STATEMENT OF OPERATIONS

                         Six            Six
                        Months        Months        July 27,
                        Ended          Ended          1995
                         June          June       (Inception)
                       30, 2001      30, 2000       to June
                                                    30, 2001

                       --------      ---------     ----------

INCOME
Revenue                     $  0            $  0          $  0
                       ---------       ---------     ---------
TOTAL INCOME                $  0            $  0          $  0

EXPENSES

  General, Selling
  and                     $  885            $  0      $  9,556
Administrative
  Amortization               -0-             -0-           -0-
                       ---------       ---------     ---------

TOTAL EXPENSES            $  885            $  0      $  9,556
                       ---------       ---------     ---------

NET PROFIT (LOSS)          $ 885            $  0     $  -9,556
                       ---------       ---------     ---------
NET PROFIT (LOSS)        $   NIL         $   NIL   $   -0.0016
PER SHARE (Note #2)

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING      6,000,000       6,000,000     6,000,000
                       ---------       ---------     ---------









                               -5-
                          PURE COUNTRY
                  (A Development Stage Company)

                     STATEMENT OF OPERATIONS

                        Three          Three
                        Months        Months        July 27,
                        Ended          Ended          1995
                         June          June       (Inception)
                       30, 2001      30, 2000       to June
                                                    30, 2001

                       --------      ---------     ----------

INCOME
Revenue                     $  0            $  0          $  0
                       ---------       ---------     ---------
TOTAL INCOME                $  0            $  0          $  0

EXPENSES

  General, Selling
  and                     $  885            $  0      $  9,556
Administrative
  Amortization               -0-             -0-           -0-
                       ---------       ---------     ---------

TOTAL EXPENSES            $  885            $  0      $  9,556
                       ---------       ---------     ---------

NET PROFIT (LOSS)          $ 885            $  0     $  -9,556
                       ---------       ---------     ---------
NET PROFIT (LOSS)        $   NIL         $   NIL   $   -0.0016
PER SHARE (Note #2)

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING      6,000,000       6,000,000     6,000,000
                       ---------       ---------     ---------













                               -6-

                          Pure Country
                  (A Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          June 30, 2001

                            Common Stock                          (Deficit)
                        Number                     Additional    Accumulate
                                                                     d
                          of                         Paid-in       During
                        Shares        Amount         Capital     Developmen
                                                                     t
                                                                   Stage
                       --------      ---------      ---------     --------

Balance,
December 31, 1997        25,000         $  6,196          $   0   $  -6,196

Net loss              ---------        ---------    -----------    --------
December 31, 1998                                             0        -350
                      ---------        ---------       --------   ---------
Balance, Dec. 31,        25,000        $   6,196             $0   $  -6,546
1998

Changed from no par
value to $0.001
September 21, 1999                     $  -6,171       $  6,171
Forward Stock Split
240 to 1
September 21, 1999    5,975,000         $  5,975       $ -5,975

Net Loss
December 31, 1999                                                    $  125
Balance, Dec. 31,     6,000,000         $  6,000         $  196   $  -6,671
1999

Net Loss                                                           $ -2,000
December 31, 2000

Net Loss
March 31, 2001                                                         $885

Balance,
December 31, 1999     6,000,000         $  6,000         $  196   $  -6,671

Balance
March 31, 2001        6,000,000         $  6,000         $  196   $  -9,556
                      ---------        ---------       --------   ---------


The accompanying notes are an integral part of these financial statements



                              - 6 -
                          PURE COUNTRY
                  (A Development Stage Company)

                     STATEMENT OF CASH FLOWS

                      6 Mos.Ended    6 Mos.Ended    9 Mos.Ended    9 Mos.Ended
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

 The accompanying notes are an integral part of these financial statements

                              - 7 -
                          PURE COUNTRY
           (A Development Stage Company) PURE COUNTRY
                  (A Development Stage Company)

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

                 June 30, 2001 and June 30, 2000



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

     Cash and equivalents

          The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2001.





                              - 9 -
                          Pure Country
                  (A Development Stage Company)


            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                 June 30, 2001 and June 30, 2000


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

     Loss Per Share

          Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 2001, the Company had no dilative common stock equivalents such as stock options.





                             - 10 -


                          Pure Country
                  (A Development Stage Company)


            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                 June 30, 2001 and June 30, 2000


 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Year End

         The Company has selected December 31st as its fiscal year-end.


     Year 2000 Disclosure

          The year 2000 issue had no effect on this Company.


NOTE 3 - INCOME TAXES

     There is no provision for income taxes for the period ended December 31, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of June 30, 2001, is as follows:

Net operation loss carry forward         $  9,556
Valuation allowance                      $  9,556

Net deferred tax asset                      $   0

     The federal net operating loss carry forward will expire in 2017 to 2019.













                             - 11 -
                          Pure Country
                  (A Development Stage Company)

            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                 June 30, 2001 and June 30, 2000

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

                 June 30, 2001 and June 30, 2000


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





                             - 13 -

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

                        Plan of Operation

Background

Pure Country is a Nevada corporation formed on July 27, 1995.
Our principal place of business is located at 8764 Carlitas Joy
Court, Las Vegas, Nevada 89119.

On July 27, 1995, the Company issued 20 shares of its stock to Cheryl Mall, the original founder for cash. On July 27, 1997, the Company issued 4,500 shares of its stock to the present Secretary; 9,100 shares to the present President; 7,180 shares to the present Treasurer; and 4,200 shares to an individual, who sold some of his shares to 9 individuals on September 5, 1997. On September 5, 1997, the current President sold some of his shares to 24 individuals. On August 29, 1997, the current Treasurer sold some of her shares to 14 individuals. All sales were made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The Company was originally authorized to issue 25,000 shares of common stock with no par value. On September 21, 1999, the Company amended its Articles of Incorporation to increase the authorized capital stock to 50,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share. On September 21, 1999, the Company also approved a forward stock split on a 240:1 basis, increasing the issued and outstanding shares from 25,000 to 6,000,000 shares of common stock.

The original business plan to offer handcrafted goods over the internet was abandoned due to the lack of funds available in order to implement this business plan. However, management believes that we will be able to raise enough initial capital to begin operations and build a web-site through the sales of our stock.

Business of Issuer

We are a development stage company seeking to establish an online business involving the selling and purchasing of artisan-handcrafted wares made in the homes of thousands of people across the world.

The officers and directors of Pure Country became aware over the years that many talented people across the United States had no ability to market their products effectively.

Pure Country hopes to position itself to take full advantage of the fast growing Internet industry. It is our desire to be the leading Internet Company responsible for introducing the beautiful hand made creations of old world crafts. Pure Country's concept would allow anyone who had a crafting talent to market his or her wares through a central distribution center. Pure Country wants to become the pivotal point around which the business would operate. Our business is designed to connect consumers who are most likely to purchase specific goods and services from artisans that provide those goods and services.

Utilizing state of the art online video and audio technology, our Internet website would offer a variety of hand crafted arts and crafts products via the World Wide Web. At Pure Country, the consumer can search for handcrafted products we have to sell by category or by product name and obtain a full description of the product through our electronic catalogue.

Pure Country intends to arrange for consumers to be able to use their credit cards for purchases within a secure site. As requests would come in for a certain item, Pure Country would make all arrangements for the artisan to receive payment for his goods sold. A percentage of each sale will be retained by Pure Country. Shipping and postage charges will be for the account of the artisan. Pure Country will assist the artisan in finding the best rates for these charges. After the company has become established it would want to retail certain items on a seasonal basis while others would be offered yearly. With a worldwide supply of crafts we would be able to offer novelty items not otherwise seen in the United States.

The Company may at a future time enter into agreements with accomplished artisans with expertise in basketry, batik, candle making, hand weaving, knitting, crocheting, lace making, leatherworking, origami, quilting, sewing, woodworking, handcrafted dolls. We anticipate the exposure to our concept will gradually expand into the European and Asian markets via the Internet. Once this occurs it will be necessary to find persons fluent in the language of each country where our artisans wares are sold. Exposure to the international markets will necessitate the expansion of our business to include arts and crafts that are native to those countries.

We feel that this is the right idea and the right time to implement such an idea. As the Internet grows, our company will grow.

Market

We believe that the ultimate success of our online business depends to a large degree on the uniqueness and attraction of our concept.

Pure Country plans to obtain a domain name and market its crafts in an electronic catalogue displayed on the Internet via a website that would be designed to appeal to individuals, craft stores and other outlets that may be interested in our artisans wares. We believe that once word spreads about our website, artisans will jump from various markets that otherwise had no way of marketing their goods. Pure Country intends to market our website in such a way as to attract numerous end users by being cross referenced with many existing websites that engage in arts, crafts, hobbies and home businesses.

Our marketing activities are targeted to two types of consumers. First, towards consumers in need of a special and unique gift not found in traditional stores for a specific purpose, i.e. birthday, anniversary, Mother's Day, Father's Day, Christmas, etc. Second, we also target consumers who shop online for gifts because it's convenient, quick and secure.

Industry Analysis

The business of selling goods over the Internet is new and dynamic. Rapid growth in the use of and interest in the Internet and online services is a recent phenomenon.

The Internet has emerged as a global medium enabling millions of people worldwide to share information, communicate and conduct business electronically. International Data Corporation ("IDC") estimated that the number of Web users would grow from approximately 150 million worldwide in 1998 to approximately 500 million worldwide by the end of 2003. The growing adoption of the Web represents an enormous opportunity for businesses to conduct commerce over the Internet. IDC estimated that commerce over the Internet would increase from approximately $40 billion worldwide in 1998 to approximately $900 billion worldwide in 2003. A portion of IDC's report can be accessed at www.idc.com.

Product Development

All these items are to be hand crafted by artisans. Each artisan would pay to the Company a subscription fee of $100.00 per year, which would allow the individual artisan to display his/her crafts in an electronic catalogue which would be distributed via a website to users of the internet in all parts of the world.

The Product

The Company will offer through its electronic catalogue hand made quilts, silk flower arrangements, holiday wreaths, methods for drying flowers, hand crafted artworks, paintings, sculpting, hand carved wooden toys, hand woven blankets and shawls, afghans, throws, braided rugs, hand made sun bonnets, the art of stained and leaded glass and their many uses. The Company further intends to obtain accomplished artisans with expertise in basketry, batik, candle making, hand weaving, knitting, crocheting, lace making, leatherworking, origami, quilting, sewing, woodworking, and handcrafted dolls, as well as new and exciting crafts from other countries not yet recognized in the United States.

Purchases.

Once the consumer views the item in detail, they simply click on the order button and the item is placed in their virtual shopping cart. Consumers view the product name and price and fill in the quantity section, if they want more than one of that item. The price (including shipping) is immediately displayed and the customer is given the option of either continuing shopping or proceeding to check out. Any item may be removed prior to check out. To complete the buying process customers click on the "to pay" button and then fill in the required shipping and billing information.

Distribution and Fulfillment.

Product inventory is owned and held by outside artisans and shipped directly from these artisans to consumers.

Competition

We will operate in an extremely competitive market and we could lose revenue and consumers to our competitors.

The electronic commerce market, particularly over the Internet, is new, rapidly evolving and competitive, and we expect competition to intensify in the future. We will compete with many other companies which either offer the same types of merchandise or provide the same or a similar type of sales format to customers. Some current competitors include: companies with online sites such as The Internet Center for Arts and Crafts whose site address is at www.xmission.com/~arts/; Homespun Peddler whose site address is at www.homespun-peddler.com; and Folkart & Craft Exchange whose site address is at www.folkart.com. This is not an exhaustive list of current competitors.

It is not difficult to enter the online commerce market. Current and new competitors can launch new online commerce web sites at relatively low cost. Competition in online commerce will likely increase as retailers, suppliers, manufacturers and direct marketers who have not traditionally sold products and consumer goods directly to consumers through the Internet enter this market segment. Increased competition may result in price reductions, fewer customer orders, reduced gross margins, increased marketing costs or loss of market share, or any combination of these problems. New competitors may emerge and rapidly acquire market share in several ways, including through mergers or by alliances among competitors and vendors. Through such alliances, competitors may also obtain exclusive or semi-exclusive sources of merchandise. In addition, manufacturers may elect to liquidate their products directly over the Internet.

We may not be successful in competing against competitors. Many of these competitors have greater financial, marketing, customer support, technical and other resources than we will. As a result, they may be able to secure merchandise from suppliers on more favorable terms than us, and they may be able to respond more quickly to changes in customer preference or to devote greater resources to the development, promotion and sale of their merchandise than we can. If competition increases and our branding efforts are not successful, we may not be able to command higher margins on the products we sell, or we may lose revenue and customers to our competitors.

Employees

We are currently in a start-up phase with no full time employees.
All future employees will be hired under an equal opportunity policy and evaluated on a regular basis with regard to merit raises and advancements.

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



                           Date:  August 13, 2001