Form 10QSB
period 2001-09-30
PURE COUNTRY
filed 2001-11-16
CIK 1109549

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
Commission File No. 000-30255





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

There are 6,000,000 shares of common stock outstanding as of November 15, 2001.



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

   STOCKHOLDERS EQUITY (Note
   #4)

   Preferred Stock, $0.001 Par
   Value
   Authorized 10,000,000 Shares
   Issued and Outstanding
   At Sep 30, 2000 - None                $   0

   Common   stock,  $.001   par
   value
   Authorized 50,000,000 shares
   Issued and outstanding at
   December    31,    1999    -                        $  6,000
   6,000,000 shares
   Sep  30,  2000  -  6,000,000          6,000
   shares

      Additional paid in                   196              196
   Capital

      Accumulated loss during
      the development stage             -8,671           -6,671
                                      --------         --------

   TOTAL STOCKHOLDERS' EQUITY         $ -2,475          $  -475
                                      --------         --------

   TOTAL LIABILITIES AND
   STOCKHOLDERS EQUITY                   $   0            $   0
                                      ========         ========

 The accompanying notes are an integral part of these financial statements
                              - 3 -
                          PURE COUNTRY
                  (A Development Stage Company)

                     STATEMENT OF OPERATIONS


                         Year          Year         July 27,
                        Ended          Ended          1995
                       December      December     (Inception)
                       31, 2000      31, 1999       to March
                                                    31, 2001
                       --------      ---------     ----------


REVENUE                     $  0            $  0          $  0
                       ---------       ---------     ---------

EXPENSES

  General, Selling
  And                   $  2,000          $  125      $  8,671
Administrative

  Amortization               -0-             -0-           -0-
                       ---------       ---------     ---------

  Total Expenses        $  2,000          $  125      $  8,671
                       ---------       ---------     ---------

Net Profit/Loss (-)     $ -2,000         $  -125     $  -8,671
                       =========       =========     =========
Net Loss per share
-
 Basic and diluted
 (Note #2)             $ -0.0004          $  NIL    $  -0.0014
                       ---------       ---------     ---------

Weighted average
Number of common
Shares outstanding     6,000,000       6,000,000     6,000,000
                       =========       =========     =========













 The accompanying notes are an integral part of these financial statements

                              - 4 -

                          PURE COUNTRY
                  (A Development Stage Company)

                     STATEMENT OF OPERATIONS


                        Three          Three
                        Months        Months        July 27,
                        Ended          Ended          1995
                        March          March      (Inception)
                       31, 2001      31, 2000       to March
                                                    31, 2001

                       --------      ---------     ----------

INCOME
Revenue                     $  0            $  0          $  0
                       ---------       ---------     ---------
TOTAL INCOME                $  0            $  0          $  0

EXPENSES

  General, Selling
  and                       $  0            $  0      $  8,671
Administrative
  Amortization               -0-             -0-           -0-
                       ---------       ---------     ---------

TOTAL EXPENSES              $  0            $  0      $  8,671
                       =========       =========     =========

NET PROFIT (LOSS)            $ 0            $  0     $   8,671
                       =========       =========     =========
NET PROFIT (LOSS)        $   NIL         $   NIL     $  0.0014
PER SHARE (Note #2)

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING      6,000,000       6,000,000     6,000,000
                       =========       =========     =========



                          Pure Country
                  (A Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         March 31, 2001

                                                                  (Deficit)
                            Common Stock                         Accumulated
                        Number                     Additional       During
                          of                         Paid-in     Development
                        Shares        Amount         Capital        Stage
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




ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This report specifies forward-looking statements of management of the  company  ("forward-looking statements")  including,  without
limitation,    forward-looking    statements    regarding     our
expectations, beliefs, intentions and future strategies.

Forward-looking statements are statements that estimate the happening of future events and are not based on historical facts. Forward-looking statements may be identified by the use of forward-looking terminology, such as "could", "may", "will", "expect", "shall", "estimate", "anticipate", "probable",
"possible", "should", "continue", "intend" or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in this prospectus have been compiled by management of the company on the basis of assumptions made by management and considered by management to be reasonable. Future operating results of the company, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

                        Plan of Operation

Pure  Country  is  a  developmental stage company and has neither
engaged  in   any  operations  nor generated  any  revenues  from
operations.   Since  inception,  operations  have been limited to
developing the concept for our business plan.

As of June 30, 2001, the Company has no working capital, and there can be no assurance that our financial condition will improve. No money has been provided to the Company by the current officers and directors. Investors are being relied upon to provide all the capital needed for the initial development of the Company. Management's plan of operation for the next twelve months is to:

  * raise operating capital by selling shares of our common stock through a secondary public offering followed by one or more private placements if necessary;

  *  develop relationships with artisans;

  * provide the facilities and resources necessary to achieve the business goals of the Company; and

  * attract and retain highly qualified employees in order to appropriately staff business operations.

Pure Country will charge each artisan a ubscription fee of $100.00 per year, which would allow the individual artisan to display his/her crafts in an electronic catalogue which would be distributed via the Internet to users of the Internet in all parts of the world. Pure Country's concept would allow anyone who had a crafting talent to market his or her wares through a central distribution center.

Currently, we use the offices of our President, Lewis Eslick, on a rent-free basis. In addition, he provides all office services at no cost to the Company. We expect this arrangement to continue until such time as we decide that additional office space is required and we have raised enough capital to hire employees and begin to implement our business plan.

We intend to utilize the services of website managers and designers in order to keep our operating costs down. Prices for services which will design our website as well as manage the site range anywhere from $19.95/month to $45/month, some with a start up fee, for the small to medium sized businesses just getting started. Many of these web hosting services also include ISP services included in the monthly fees. Eventually, in the future, we intend to hire a full-time web page designer and manager once our operations grow to a capacity which will require our own staff.

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



                           Date: November 15, 2001