Form 10KSB
period 2001-12-31
PURE COUNTRY
filed 2002-04-04
CIK 1109549

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-KSB
  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

For the year ended December 31, 2001
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

Securities registered under Section 12(g) of the Exchange
                                   Act: Common stock, $0.001
                                   par value per share
                                   Preferred stock, $0.001
                                   par value per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendments to this Form 10-KSB.     [ X ]

Issuer's Revenue during the year ended December 31, 2001:
$ 0

As of December 31, 2001, the registrant had 6,000,000 shares of its common stock, $0.001 par value, outstanding. Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of N/A per share (the selling or average bid and asked price) as of December 31, 2001: N/A.

NOTE: The company's stock is not, and has not, been traded or quoted, and the book value is negative. Therefore, there is no way to ascertain a market value for the stock.

            DOCUMENTS INCORPORATED BY REFERENCE:

None

                               PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                             Background

Pure Country is a Nevada corporation formed on July 27, 1995. Our principal place of business is located at 8764 Carlitas Joy Court, Las Vegas, Nevada 89119.

The original business plan to offer handcrafted wares over the internet was abandoned due to the lack of funds available in order to implement this business plan. However, management now believes that through the proceeds from this offering, it will be able to raise enough initial capital to begin operations and build a web-site.

On July 27, 1995, the Company issued 20 shares of its stock to Cheryl Mall, the original founder for cash. On July 27, 1997, the Company issued 4,500 shares of its stock to the present Secretary; 9,100 shares to the present President; 7,180 shares to the present Treasurer; and 4,200 shares to an individual, who transferred some of his shares to 9 individuals on September 5, 1997. On September 5, 1997, the current President transferred some of his shares to 24 individuals. On August 29, 1997, the current Treasurer transferred some of her shares to 14 individuals. All transfers were made pursuant to Section 4(1) of the Securities Act of 1933, as amended.

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

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company neither owns nor leases any real property at this time. The Company does have the use of office space from one of the directors, Lewis M. Eslick, at no cost to the Company, and Management expects this arrangement to continue. Mr. Eslick also pays for long distance telephone calls and other miscellaneous secretarial, photocopying, and similar expenses. This is a verbal agreement between Lewis M. Eslick and the Board of Directors.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no current market for the Company's stock. Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the after-market for the Company's securities and management does not intend to initiate any such discussions until such time as the Company has consummated a merger or acquisition. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

After a merger or acquisition has been completed, one or both of the Company's officers and directors will most likely be the persons to contact prospective market makers. It is also possible that persons associated with the entity that merges with or is acquired by the Company will contact prospective market makers. The Company does not intend to use consultants to contact market makers.

                            Market Price

The Registrant's Common Stock is not quoted at the present time.

Effective August 11, 1993, the Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The National Association of Securities Dealers, Inc. (the "NASD"), which administers NASDAQ, has recently made changes in the criteria for initial listing on the NASDAQ Small Cap market and for continued listing. For initial listing, a company must have net tangible assets of $4 million, market capitalization of $50 million or net income of $750,000 in the most recently completed fiscal year or in two of the last three fiscal years. For initial listing, the common stock must also have a minimum bid price of $4 per share. In order to continue to be included on NASDAQ, a company must maintain $2,000,000 in net tangible assets and a $1,000,000 market value of its publicly-traded securities. In addition, continued inclusion requires two market-makers and a minimum bid price of $1.00 per share.

Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate which will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

                               Holders

There are 55 holders of the Company's Common Stock. On July 27, 1995, the Company issued 20 shares to the initial founder for $200.00 cash. On July 27, 1997, the Company issued 24,980 shares of its stock to four individuals, three of whom sold some of their shares to 47 individuals and business acquaintances. All of the issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

                              Dividends

The Registrant has not paid any dividends to date, and has no plans to do so in the immediate future.

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This registration statement contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including those resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this registration statement. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

                     Plan of Operation - General

The following Plan of Operation should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this prospectus. In addittion to historical information, this plan of operation and other parts of this prospectus contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information as a result of certain factors including, but not limited to, those set forth under "Risk Factors" and elsewhere in this prospectus.

Pure Country is a developmental stage company and has neither engaged in any operations nor generated any revenues from operations. Since inception, operations have been limited to developing the concept for our business plan.

As of December 31, 2001, the Company has no working capital, and there can be no assurance that our financial condition will improve. No money has been provided to the Company by the current officers and directors. Investors are being relied upon to provide all the capital needed for the initial development of the Company. Management's plan of operation for the next twelve months is to:

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

Pure Country will charge each artisan a subscription fee of $100.00 per year, which would allow the individual artisan to display his/her crafts in an electronic catalogue which would be distributed via the Internet to users of the Internet in all parts of the world. Pure Country's concept would allow anyone who had a crafting talent to market his or her wares through a central distribution center.



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

                              Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company. (See "Item 5).

ITEM 7.   FINANCIAL STATEMENTS.

The  Audited  Financial  Statements as of  December.  31,  2001,  and
December 31, 2000

                          TABLE OF CONTENTS


                                                    PAGE #


     INDEPENDENT AUDITORS REPORT                        1


     FINANCIAL STATEMENTS


          BALANCE SHEET                                  2


          STATEMENT OF OPERATIONS                        3


          STATEMENT OF STOCKHOLDERS' EQUITY              4


          STATEMENT OF CASH FLOWS                        5


          NOTES TO FINANCIAL STATEMENTS                6-9



Board Of Directors
Pure Country
Las Vegas, Nevada

          I have audited the accompanying balance sheets of Pure Country, (a development stage company), as of December 31, 2001 and December 31, 2000 and the related statements of stockholders' equity for December 31, 2001 and December 31, 2000 and statements of operations and cash flows for the two years ended December 31, 2001 and December 31, 2000 and the period July 27, 1995 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.
          I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.
          In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pure Country, as of December 31, 2001 and December 31, 2000 and the related statements of stockholders' equity for December 31, 2001 and December 31, 2000 and statements of operations and cash flows for the two years ended December 31, 2001 and December 31, 2000 and the period July 27, 1995 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.
          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters, are also described in
Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kurt D. Saliger C.P.A.
Kurt D. Saliger C.P.A.
February 18, 2002

    1601 South Rainbow Blvd., Suite 220B .Las Vegas, Nevada 89146
              Phone: (702) 367-1988 Fax: (702) 948-8674

                            PURE COUNTRY
                    (A Development Stage Company)

                            BALANCE SHEET
                          December 31, 2001

                               ASSETS

                                            December       December
                                            31, 2001       31, 2000


CURRENT ASSETS                                    $   0           $   0
  Cash                                       ----------       ---------
  TOTAL CURRENT ASSETS                            $   0           $   0
                                             ----------       ---------
      TOTAL ASSETS                                $   0           $   0
                                             ----------       ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Officers Advances                            $  3,360          $  475
                                             ----------       ---------
  TOTAL CURRENT LIABILITIES                    $  3,360          $  475

STOCKHOLDERS EQUITY

Preferred Stock, $0.001 Par Value
Authorized 10,000,000 Shares
Issued and Outstanding
At December 31, 2001 - None                       $   0

Common stock, $.001 par value
authorized 50,000,000 shares
issued and outstanding at
December 31, 2000 - 6,000,000 shares                           $  6,000
December 31, 2001 - 6,000,000 shares           $  6,000

Additional paid in Capital                      $   196         $   196

Deficit Accumulated during
development stage                              $ -9,556        $ -6,671
                                             ----------       ---------
TOTAL STOCKHOLDERS' EQUITY                     $ -3,360        $   -475
                                             ----------       ---------
TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                               $   0           $   0
                                             ----------       ---------


           See accompanying notes to financial statements

                            PURE COUNTRY
                    (A Development Stage Company)
                       STATEMENT OF OPERATIONS
                          December 31, 2001

                           Year          Year          July 27,
                                                       1995
                           Ended         Ended          (Inception)
                           December      December       to December
                           31, 2001      31, 2000       30, 2001

INCOME
Revenue                          $   0           $   0         $   0
                            ----------       ---------    ----------
TOTAL INCOME                     $   0           $   0         $   0
                            ----------       ---------    ----------
EXPENSES

General, Selling
and Administrative             $   885           $   0     $   9,556

Amortization                     $   0           $   0         $   0
                            ----------       ---------    ----------


TOTAL EXPENSES                 $   885           $   0     $   9,556

NET PROFIT (LOSS)             $   -885           $   0    $   -9,556
                            ----------       ---------    ----------
NET PROFIT (LOSS)
PER SHARE                    $   (NIL)           (NIL)         (NIL)
                            ----------       ---------    ----------

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING            6,000,000       6,000,000     6,000,000



           See accompanying notes to financial statements

                            PURE COUNTRY
                    (A Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          December 31, 2001


                           Common Stock                         (Deficit)
                        Number                    Additional    Accumu-
                        of                        paid-in       lated
                        Shares       Amount       Capital       Deficit


Balance Dec 31, 1997        25,000       $  6,196           $0     $ -6,196

Net Loss
December 31, 1998                                                   $  -350
                                                                  ---------
Balance Dec 31, 1998        25,000       $  6,196           $0     $ -6,456

Changed from no par
Value to $0.001
September 21, 1999                                  $   -6,171     $  6,171

Forward Stock Split
240 to 1
September 21, 1999       5,975,000       $  5,975   $   -5,975

Net Loss,
December 31, 1999                                                  $   -125
                                                                  ---------
Balance, Dec. 31, 1999   6,000,000         $6,000      $   196     $ -6,671

Net loss
December 31, 2000                                                  $ -2,000
                                                                  ---------
Net loss
December 31, 2001                                                    $ -885
                                                                  ---------
Balance
December 31, 2001        6,000,000      $   6,000      $   196     $ -9,556
                         ---------      ---------      -------    ---------


           See accompanying notes to financial statements

                            PURE COUNTRY
                    (A Development Stage Company)

                       STATEMENT OF CASH FLOWS

                          December 31, 2001

                              Year            Year           July 27,
                                                             1995
                              Ended           Ended          (Inception)
                              Dec. 31,        Dec. 31,       to Dec. 31,
                              2001            2000           2001
Cash Flows from
Operating Activities

  Net Loss                          $  -885           $  -0      $ -9,556

  Adjustment to
  Reconcile net loss
  To net cash provided
  by operating
  Activities

  Amortization                        $   0           $   0         $   0
  Officers Advances                  $  885           $   0       $ 3,360
                                -----------      ----------     ---------

Net cash used in
Operating activities                  $   0           $   0      $ -3,685

Cash Flows from
Investing Activities                  $   0           $   0         $   0

CASH FLOWS FROM
FINANCING ACTIVITIES
Issue Common Stock                        0               0         3,685
                                -----------      ----------     ---------
Net Increase
(Decrease) in cash                    $   0           $   0         $   0

Cash, Beginning
of period                                 0               0             0
                                -----------      ----------     ---------
Cash, End of period                   $   0           $   0         $   0
                                -----------      ----------     ---------



           See accompanying notes to financial statements

                            PURE COUNTRY
                    (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS
               December 31, 2001 and December 31, 2000




NOTE 1 -ORGANIZATION AND ACCOUNTING POLICIES

     The Company was incorporated July 27, 1995 under the laws of the State of Nevada. The Company was organized to engage in any lawful activity. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company. The Company will develop a website to purchase and sell hand crafted items. The company intends to charge subscribers a fee for subscription to their web site and each hand crafted item sold.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting Method

          The Company records income and expenses on the accrual method of accounting.

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

     Cash and equivalents

          The Company maintains a cash balance in a non-interest bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2001.

     Income Taxes

        Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

                            PURE COUNTRY
                    (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS
               December 31, 2001 and December 31, 2000


NOTE   2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

     Reporting on Costs of Start-Up Activities

        In April 1998, the American Institute of Certified Public Accountants issued Statement of position 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities" which provides guidance on the financial reporting of start-up costs and organizational costs. It requires costs of start- up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle.

     Loss Per Share

        Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2001 the Company had no dilutive common stock equivalents such as stock options.

     Year End

          The Company has selected December 31st as its fiscal year end.

     Year 2000 Disclosure

          The year 2000 issue had no effect on the Company.

NOTE 3 - INCOME TAXES

     There is no provision for income taxes for the year ended
     December 31,2000. The Company's total deferred tax asset as of December 31, 2001 is as follows:

          Net operating loss carry forward              $6,952
          Valuation allowance                           $6,952
          Net deferred tax asset                        $    0

     The federal net operating loss carry forward will expire in 2017 to 2019.

                        PURE COUNTRY
                (A Development Stage Company)

                NOTES TO FINANCIAL STATEMENTS
           December 31, 2001 and December 31, 2000

NOTE 4 STOCKHOLDER'S EQUITY

     Common Stock

        The authorized common stock of the Company consists of 50/000,000 shares with a par value of $0.001 per share.

        On July 27, 1995 the Company issued 20 shares of its no par value common stock in consideration of $200 in cash to one of its directors.

        On July 27, 1997 the Company issued 24,980 shares of its no par value common stock in consideration of $5,996 in cash to three of its directors.

        On September 21, 1999 the State of Nevada approved
        the Company's restated Articles of Incorporation
        that increased its capitalization          from
        25,000 common shares of no par value to 50,000,000
        common shares with a par value of $0.001 and added
        10,000,000 preferred shares with          a par
        value of $0.001.

        On September 21, 1999 the Company forward split its common stock 240:1 thus increasing the number of outstanding common shares from 25,000 to 6,000,000 shares.

     Preferred Stock

        The authorized preferred stock of the Company consists of 10,000,000 shares with a par value of $0.001 per share.

NOTE 5 GOING CONCERN.

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.
        However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

                        PURE COUNTRY
                (A Development Stage Company)

                NOTES TO FINANCIAL STATEMENTS
           December 31, 2001 and December 31, 2000





NOTE 6 -RELATED PARTY TRANSACTIONS

     The Company neither owns nor leases any real or personal property. An officer of the Company provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 -WARRANTS AND OPTIONS

     There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 8 -OFFICER ADVANCES

     While the Company was seeking additional capital to advance its business plan, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.

ITEM 8.   CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 1, 2001, Pure Country engaged the accounting firm of Kurt Saliger to serve as its new principal independent accountant. Mr. Saliger replaces Barry Friedman as the Company's principal auditor.

Barry Friedman passed away which made the board of directors search for a new accountant.

The former accountant's report on the financial statements for the fiscal year 1999 did not contain an adverse opinion or disclaimer of opinion, and was not qualified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years and the subsequent interim period preceding the passing of Mr. Friedman, there were no disagreements with the former accountant on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if any, if not resolved to the satisfaction of the former accountant would have caused it to make reference to the subject matter of the disagreement(s), if any, in connection with its reports.

                          PART III

ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,   AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)  OF
          THE EXCHANGE ACT

The members of the Board of Directors of Pure Country serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person.

The Company's officers and directors will devote their time to the business on an "as-needed" basis, which is expected to require approximately 80 hours per month.

Information as to the directors and executive officers of the Company is as follows:

    Name/Address                 Age     Position

    Lewis M. Eslick              62      President/Director
    8764 Carlitas Joy Court
    Las Vegas, NV 89117

    Leslie B. Eslick             48      Secretary/Director
    8764 Carlitas Joy Court
    Las Vegas, NV 89117

    Patsy Harting                60      Treasurer/Director
    14133 Elmira Circle                  tor
    Magnolia, CA 95954

Lewis M. Eslick; President

Mr. Eslick has been President and a Director of the Registrant since April 1997.

Since  April  1997,  Mr. Eslick has been the  president  and
director  of  Music  Etc.,  Inc.,  a  company  involved   in
establishing   an   online   business   which   will   offer
instructions for music lessons via the Internet.

Since August of 1995, he has been an owner and served as Geschaeftsfuehrer (Assistant Managing Director) of Xaxon Immobilien und Anlagen Consult GmbH. Under Mr. Eslick's
direction, the company was awarded a full 34-C License, which allows every business except banking operations. The company consults with major development companies of the European Economic Community and the United States of America.

From April, 1994, through December, 1994, Mr. Eslick was CEO of Travel Masters, where he developed strategy and a business plan for the company, and the structure to establish a central reservation complex to replace Airline City Ticketing Offices in Reno and Las Vegas, Nevada using Electronic Ticket Delivery Networks (ETDN) which led to ticketless travel.

From  1986 to the Present, Mr. Eslick has been CEO of Mirex,
Inc., an international consulting firm. He was responsible for several successful negotiations on behalf of Bechtel
Engineering and Minerals, including:

     A   twelve-berth  harbor  to  accommodate  ocean  cargo
     vessels of up to 50,000 DTW at Mawan Harbor, the mouth of the Pearl River

     The Shenzhen Petro-Chemical Refinery, with an operating capacity of 68,000 barrels per day.

     Arranged financing for the Mawan Port Facility with the assistance of Triad Enterprises S.A. Banco Arabe de Espanole secured a bank commitment for $375,000,000
     (US) with very favorable interest rates and set-off principal payments.

From 1983 to 1986, Mr. Eslick conceptualized and delivered to EF Hutton the plan for what is now known as "Reservoir Inadequacy Insurance," the methods by which investors are protected against inadequate oil reserves or dry wells. He developed and co-authored with Lloyds of London syndication that backed the policies.

From 1981 to 1983, Mr. Eslick was the project manager for Rosendin Electric, overseeing the complete wiring of the building that tracks the Space Shuttle for Lockheed. For 1979 to 1981, Mr. Eslick served as the Managing Director of Interface Idrocaruare, Inc. S.A., a corporation with offices in Geneva, Switzerland, and Konigswinter, West Germany, that actively traded in the international spot oil market.

From  1954 to 1958, Mr. Eslick served in the US Navy  as  an
Aviation Electronics technician.

Leslie B. Eslick; Secretary

Ms.  Leslie  B. Eslick has been a Shareholder, Director  and
Secretary of the Registrant since April 1997.

Since  April  1997,  Ms. Eslick has been the  secretary  and
director  of  Music  Etc.,  Inc.,  a  company  involved   in
establishing   an   online   business   which   will   offer
instructions for music lessons via the Internet.

From August 1995 to November 2000, she was an owner and served as Geschaeftsfuehrena (Assistant Managing Director) of Xaxon Immobilien und Anlagen Consult GmbH. Ms. Eslick assisted in obtaining for the company, a full 34-C License, which allows every business except banking operations. The company consults with major development companies of the European Economic Community and the Unites States of America.

Prior to 1995, she was a Director and Vice-President of Mirex, Inc., where she assisted with several successful negotiations as well as being responsible for accounts payable & receivable for the firm. From 1983 to 1986, Ms. Eslick assisted conceptualization and delivery to E.F. Hutton, the plan for what is now known as Reservoir Inadequacy Insurance. She co-developed and co-authored with Lloyds of London, the syndication that backed the policies. Ms. Eslick served as an Assistant Managing Director of Interface Indrocarbuare, Inc. S.A., a corporation with offices in Geneva, Switzerland, and Konigswinter, West Germany that actively traded in the international spot oil market. Ms. Eslick attended the University of California at Berkley.

Patsy Harting; Treasurer

Mrs. Harting has been an officer and director of the Registrant since April 1997.

Since  April  1997, Mrs. Harting has been the treasurer  and
director  of  Music  Etc.,  Inc.,  a  company  involved   in
establishing   an   online   business   which   will   offer
instructions for music lessons via the Internet.

Since 1996, Mrs. Harting has been a Phlebotomist working in the Intensive Care Unit and the laboratory at Inlow Hospital, Chico, California. Her duties consist of the normal activities associated with the care of the critically ill and post surgery patients.

Prior to that, during the years from 1983 until 1996, Mrs. Harting was the owner of PJ's Red Onion, a very successful restaurant located in Paradise, CA. She operated a thriving business and supplied Specialty Pies to the largest restaurants in Chico and Orville, CA for over twelve years. Ms. Harting sold her business interests in the early part of 1996.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, file reports of ownership and changes of ownership with the SEC. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulation to furnish the Company with copies of all such reports they file.

Based solely on its review of the copies of such reports received by the Company, and on written representations by the Company's officers and directors regarding their compliance with the applicable reporting requirements under
Section 16(a) of the Exchange Act, the Company believes that, with respect to its fiscal year ended December 31, 2001, the Company's officers and directors and all of the persons known to the Company to own more than ten percent
(10%) of the Company's Common Stock, either failed to file, on a timely basis, or have yet to file the required beneficial ownership reports with the SEC.

ITEM 10.  EXECUTIVE COMPENSATION

None of the Company's officers and/or directors receive any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Registrant has generated revenues from operations. As of the date of this registration statement, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Registrant for the benefit of its employees.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS
          AND MANAGEMENT.

The following table sets forth each person known to us, as of December 31, 2000, to be a beneficial owner of five percent (5%) or more of Pure Country's outstanding common stock, each officer and director individually, and all executive officers and directors as a group. No other class of voting securities is outstanding. Each person is believed to have sole voting and investment power over the shares. Except as noted, each person has sole voting and investment power with respect to the shares shown. None of the beneficial owners has the right to acquire any shares of Pure Country's common stock within 60 days pursuant to options, warrants, rights, conversion privileges, or similar obligations. Unless otherwise indicated, all shares are directly owned by the persons named.


   Name and Address of      Amount and Nature of  Percent of
   Owner                    Beneficial Ownership     Class

   Lewis Eslick (1)          1,080,000 shares,          18.0%
   8764 Carlitas Joy Ct.              directly
   Las Vegas, NV  89117

   Leslie Eslick (1)          1,116,000 shares          18.0%
   8764 Carlitas Joy Ct.
   Las Vegas, NV  89117

   Xaxon Immobilien und
   Anlagen Consult GmbH (1)   1,116,000 shares          18.0%
   8764 Carlitas Joy Court
   Las Vegas, NV 89117

   Patsy Harting (2)         1,044,000 shares,          18.2%
   14133 Elmira Circle                directly
   Magnolia, CA  95954          48,000 shares,
                                    indirectly
   Includes all officers
   and directors of Pure             3,252,000          54.2%
   Country as a group (3
   persons)

_______________________________

(1) Lewis Eslick, the current president and director of Pure Country, is the Managing Director of Xaxon Immobilien und Anlagen Consult GmbH, which owns 36,000 shares of the Company's common stock. Therefore, together with his holdings of 1,080,000 shares, Mr. Eslick has beneficial ownership of a total of 1,116,000 shares, which represents 18% of Music Etc.'s outstanding stock.

Leslie Eslick is the former wife of Lewis Eslick, both of which disclaim beneficial ownership of each other's shares.
Lewis Eslick is the brother of Patsy Harting, both of which disclaim beneficial ownership of each other's shares.

(2) Patsy Harting directly owns 1,044,000 shares of the common stock of the Company. 48,000 shares of common stock are owned by her husband and therefore deemed to be beneficially owned by Mrs. Harting.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which any of the Company's Officers, Directors, principal shareholders or their affiliates or associates serve as officer or director or hold any ownership interest. Management is not aware of any circumstances under which this policy may be changed through their own initiative.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

ITEM 13.  EXHIBITS.

EXHIBITS

3.1 The exhibit consisting of the Company's Articles of Incorporation is attached to the Company's amended Form 10-
SB, filed on June 23, 2000. This exhibit is incorporated by reference to that Form.

3.2 The exhibit consisting of the Company's Bylaws is attached to the Company's amended Form 10-SB, filed on June
23, 2000. This exhibit is incorporated by reference to that Form.
                         SIGNATURES

In  accordance  with Section 13 or 15(d) of  the  Securities
Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                           Pure Country


                           By:  /s/ Lewis M. Eslick
                              Lewis M. Eslick, President
                           Date: April 4, 2002