Form 10KSB/A
period 2000-12-31
PURE COUNTRY
filed 2002-04-15
CIK 1109549

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-KSB/A
  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

For the year ended December 31, 2000
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

Issuer's Revenue during the year ended December 31, 2000:$ 0

As of December 31, 2000, the registrant had 6,000,000 shares of its common stock, $0.001 par value, outstanding. Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of N/A per share (the selling or average bid and asked price) as of December 31, 2000: N/A.

NOTE: The company's stock is not, and has not, been traded or quoted, and the book value is negative. Therefore, there is no way to ascertain a market value for the stock.

            DOCUMENTS INCORPORATED BY REFERENCE:

None

                           PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                         Background

Pure Country (the "Company") is a Nevada corporation formed on July 27, 1995. Its principal place of business is located at 8764 Carlitas Joy Court, Las Vegas, NV 89117. The Company was organized to engage in any lawful corporate business, including but not limited to, participating in mergers with and acquisitions of other companies. The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

On July 27, 1995, the Company issued 20 shares of its stock to Cheryl Mall, the original founder for cash. On July 27, 1997, the Company issued 4,500 shares of its stock to the present Secretary; 9,100 shares to the present President; 7,180 shares to its present Treasurer; and 4,200 shares to an individual, who sold some of his shares to 9 individuals on September 5, 1997. On September 5, 1997 the current President sold some of his shares to 24 individuals. The current Treasurer sold some of her shares to 14 individuals on August 29, 1997. All sales were made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

The primary activity of the Company currently involves seeking a company or companies that it can acquire or with whom it can merge. The Company has not selected any company as an acquisition target or merger partner and does not intend to limit potential candidates to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

The Board of Directors has elected to begin implementing the Company's principal business purpose, described below under "Item 2, Plan of Operation". As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company neither owns nor leases any real property at this time. The Company does have the use of a limited amount of office space from one of the directors, Lewis M. Eslick at no cost to the Company, and Management expects this arrangement to continue. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying, and similar expenses. This is a verbal agreement between Lewis M. Eslick and the Board of Directors.

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

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in
Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this filing, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

                 Plan of Operation - General

The  Company's  plan is to seek, investigate,  and  if  such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or any promoter of the Company, or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of that company. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to restrict the Company's virtually unlimited discretion to search for and enter into a business combination.

The Company may seek a combination with a firm which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve acquiring or merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

Selecting a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other items. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Management believes that the Company may be able to benefit from the use of "leverage" to acquire a target company. Leveraging a transaction involves acquiring a business while incurring significant indebtedness for a large percentage of the purchase price of that business. Through leveraged transactions, the Company would be required to use less of its available funds to acquire a target company and, therefore, could commit those funds to the operations of the business, to combinations with other target companies, or to other activities. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the acquired business. If that business is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquire a business, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or availability of financing for any acquisition by the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates, because the investment in the business held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which lenders may impose, or the impact thereof on the Company.

The  Company has insufficient capital with which to  provide the owners of businesses significant cash or other assets. Management believes the Company will offer owners of businesses the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the businesses will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing post-effective amendments, Forms 8-K, agreements, and related reports and documents. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a businesses. The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition. The Company also has no plans to conduct any offerings under Regulation S.

                  Sources of Opportunities

The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

Management, while not especially experienced in matters relating to the new business of the Company, will rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. In the past, the Company's management has never used outside consultants or advisors in connection with a merger or acquisition.

As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company.

The Company will not have sufficient funds to undertake any significant development, marketing, and manufacturing of any products which may be acquired. Accordingly, if it acquires the rights to a product, rather than entering into a merger or acquisition, it most likely would need to seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or to interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

                 Evaluation of Opportunities

The   analysis  of  new  business  opportunities   will   be
undertaken  by or under the supervision of the officers  and directors  of the Company (see "Item 5). Management  intends
to   concentrate   on   identifying   prospective   business
opportunities which may be brought to its attention  through
present   associations   with   management.   In   analyzing
prospective   business   opportunities,   management    will
consider, among other factors, such matters as;
     1. the available technical, financial and managerial resources
     2.   working capital and other financial requirements
     3.   history of operation, if any
     4.   prospects for the future
     5.   present and expected competition
     6. the quality and experience of management services which may be available and the depth of that management
     7. the potential for further research, development or exploration
     8. specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company
     9.   the potential for growth or expansion
     10.  the potential for profit
     11. the perceived public recognition or acceptance of products, services or trades
     12.  name identification

Management will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

Opportunities in which the Company participates will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. The Company's shareholders must, therefore, depend on Management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to the Company's participation.) Even after the Company's participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss by the Company of the related costs incurred.

There is the additional risk that the Company will not find a suitable target. Management does not believe the Company will generate revenue without finding and completing a transaction with a suitable target company. If no such target is found, therefore, no return on an investment in the Company will be realized, and there will not, most likely, be a market for the Company's stock.

                Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. Once a transaction is complete, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

The manner in which the Company participates in an opportunity with a target company will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will, in all likelihood, hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders, including purchasers in this offering.

Management has advanced, and will continue to advance, funds which shall be used by the Company in identifying and pursuing agreements with target companies. Management anticipates that these funds will be repaid from the proceeds of any agreement with the target company, and that any such agreement may, in fact, be contingent upon the repayment of those funds.

                         Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development-stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

                   Regulation and Taxation

The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading securities. While the Company does not intend to engage in such activities, the Company may obtain and hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company".

The Company intends to structure a merger or acquisition  in
such   manner   as  to  minimize  Federal  and   state   tax
consequences to the Company and to any target company.

                          Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company. (See "Item 5).

ITEM 7.   FINANCIAL STATEMENTS.

The Audited Financial Statements as of December. 31, 2000, and December 31, 1999

                INDEPENDENT AUDITOR'S REPORT

                     Board of Directors
                        Pure Country

Las Vegas, Nevada

     I have audited the accompanying balance sheets of Pure Country (a development stage company), as of December 31, 2000 and December 31, 1999 and the related statements of stockholders' equity for December 31, 2000 and December 31, 1999 and statements of operations and cash flows for the two years ended December 31, 2000 and December 31, 1999 and the period July 27, 1995 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pure Country as of December 31, 2000 and December 31, 1999 and the related statements of stockholders' equity for December 31, 2000 and December 31, 1999 and statements of operations and cash flows for the two years ended December 31, 2000 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kurt D. Saliger, C.P.A.
Kurt D. Saliger, C.P.A.
February 19, 2001

                        PURE COUNTRY
                (A Development Stage Company)
                       BALANCE SHEETS

                         ASSETS
                                 December    December
                                 31, 2000    31, 1999
CURRENT ASSETS
  Cash                                  $0            $0
                                 ---------      --------
  TOTAL CURRENT ASSETS                  $0            $0
                                 ---------      --------
     TOTAL ASSETS                       $0            $0
                                 =========      ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Officer Advances                  $2,475          $475
                                 ---------      --------
  TOTAL CURRENT LIABILITIES         $2,475          $475

STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 par
value
  authorized 10,000,000 shares;
  issued and outstanding at
  Dec. 31, 2000    none                 $0

  Common Stock, $.001 par value
  authorized 50,000,000 shares;
  issued and outstanding at
  Dec. 31, 1999 6,000,000 shares                  $6,000
  Dec. 31, 2000 6,000,000 shares    $6,000

  Additional Paid In Capital          $196          $196

  Deficit Accumulated During
  Development Stage               ($8,671)      ($6,671)
                                 ---------      --------
  TOTAL STOCKHOLDERS EQUITY       ($2,475)        ($475)
                                 ---------      --------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY               $0            $0
                                 =========      ========

       See accompanying notes to financial statements.

                        PURE COUNTRY
                (A Development Stage Company)
                   STATEMENT OF OPERATIONS

                           Year         Year         July 27, 1995
                           Ended        Ended        (inception)
                           December     December     to Dec. 31,
                           31, 2000     31, 1999     2000

INCOME
Revenue                            $0            $0             $0
                            ---------     ---------     ----------
TOTAL INCOME                       $0            $0             $0

EXPENSES

General, Selling
and Administrative             $2,000          $125         $8,671

Amortization                       $0            $0             $0

                            ---------     ---------     ----------
TOTAL EXPENSES                 $2,000          $125         $8,671
                            ---------     ---------     ----------
NET PROFIT (LOSS)            ($2,000)        ($125)       ($8,671)
                            =========     =========     ==========

NET PROFIT (LOSS)
PER SHARE                   ($0.0004)         (NIL)      ($0.0014)
                            =========     =========     ==========

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING           6,000,000     6,000,000      6,000,000
                            =========     =========     ==========

        See accompany notes to financial statements.

                        PURE COUNTRY
                (A Development Stage Company)
        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                Common Stock                       (Deficit)
                                -------------                     Accumulated
                            Number                   Additional      During
                              of                     Paid-in      Development
                            Shares         Amount    Capital         Stage
                           ---------      --------   ---------    ------------

Balance,
December 31, 1997              25,000         $6,196          $0       ($6,196)

Net Loss,
December 31, 1998                                                        ($350)
                         ------------    -----------   ---------     ----------
Balance, Dec. 31, 1998         25,000         $6,196          $0        (6,546)

Change from no par
value to $0.001
September 21, 1999                          ($6,171)      $6,171

Forward stock split
240 to 1
September 21, 1999          5,975,000         $5,975    ($5,975)

Net Loss,
December 31, 1999                                                        ($125)
                         ------------    -----------   ---------     ----------
Balance, Dec. 31, 1999      6,000,000         $6,000        $196       ($6,671)

Net Loss,
December 31, 2000                                                      ($2,000)
                         ------------    -----------   ---------     ----------
Balance, December 31,       6,000,000         $6,000        $196       ($8,671)
2000
                         ============    ===========   =========     ==========

        See accompany notes to financial statements.

                        PURE COUNTRY
                (A Development Stage Company)
                   STATEMENT OF CASH FLOWS

                                 Year           Year        July 27, 1995
                                Ended           Ended        (inception)
                               December       December         to Dec.
                               31, 2000       31, 1999        31, 2000

CASH FLOWS FROM
OPERATING ACTIVITIES

Net (Loss)                       ($2,000)           ($125)     ($8,671)

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                           $0               $0           $0
Officer Advances                   $2,000             $125       $2,475
                              -----------      -----------   ----------
Net cash used in
operating activities                   $0               $0     ($6,196)

CASH FLOWS FROM
FINANCING ACTIVITIES
Issue Common Stock                     $0               $0       $6,196
                              -----------      -----------   ----------
Net increase
(decrease) in cash                     $0               $0           $0

Cash, Beginning
of Period                              $0               $0           $0
                              -----------      -----------   ----------
Cash, End
of Period                              $0               $0           $0
                              ===========      ===========   ==========

       See accompanying notes to financial statements.

                        PURE COUNTRY
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
           December 31, 2000 and December 31, 1999

NOTE 1 -  ORGANIZATION AND ACCOUNTING POLICIES

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

     Cash and equivalents

       The Company maintains a cash balance in a non-interest bearing bank that currently does not exceed federally insures limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2000.

     Income Taxes

       Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

                        PURE COUNTRY
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
           December 31, 2000 and December 31, 1999

NOTE   2  -   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONTINUED)

     Reporting on Costs of Start-Up Activities

       In April 1998, the American Institute of Certified Public Accountants issued Statement of position 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities" which provides guidance on the financial reporting of start-up costs and organizational costs. It requires costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle.

     Loss Per Share

       Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2000 the Company had no dilutive common stock equivalents such as stock options.

     Year End

       The Company has selected December 31st as its fiscal year end.

     Year 2000 Disclosure

       The year 2000 issue had no effect on the Company.

NOTE 3 -  INCOME TAXES

       There  is no provision for income taxes for the  year
       ended   December   31,  2000.  The  Company's   total
       deferred tax assets as of December 31, 2000 is as follows:

       Net operating loss carry forward            $8,671
       Valuation allowance                         $8,671
       Net deferred tax asset                          $0

       The federal net operating loss carry forward will expire in 2017 to 2019.

                        PURE COUNTRY
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
           December 31, 2000 and December 31, 1999

NOTE 4 -  STOCKHOLDERS' EQUITY

     Common Stock

       The authorized common stock of the Company consists of 50,000,000 shares with a par value of $0.001 per share.

       On  July 27, 1995 the Company issued 20 shares of its
       no  par  value common stock in consideration of  $200
       in cash to one of its directors.

       On July 27, 1997 the Company issued 24,980 shares of its no par value common stock in consideration of $5,996 in cash to three of its directors.

       On September 21, 1999 the State of Nevada approved the Company's restated Articles of Incorporation which increased its capitalization from 25,000 common shares of no par value to 50,000,000 common shares with a par value of $0.001 and added 10,000,000 preferred shares with a par value of $0.001.

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

                        PURE COUNTRY
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
           December 31, 2000 and December 31, 1999

NOTE 6 -  RELATED PARTY TRANSACTIONS

     The Company neither owns nor leases any real or personal property. An officer of the Company provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 -  WARRANTS AND OPTIONS

     There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 8 -  OFFICER ADVANCES

     While the Company was seeking additional capital to advance its business plan, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.

ITEM 8.   CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

The   Registrant  has  not  changed  accountants  since  its
formation, and Management has had no disagreements with the findings of its accountants.

                          PART III

ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,   AND
          CONTROL PERSONS

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person.

The Company's officers and directors will devote their time to the business on an "as-needed" basis, which is expected to require 5-10 hours per month.

Information as to the directors and executive officers of the Company is as follows:

Name/Address             Age    Position
Lewis M. Eslick          61     President/Director
8452 Boseck Dr., Unit
272
Las Vegas, NV 89145
Leslie B. Eslick         46     Secretary/Director
8452 Boseck Dr., Unit
272
Las Vegas, NV 89145
Patsy Harting            59     Treasurer/Director
14133 Elmira Circle
Magnolia, CA 95954

Lewis M. Eslick; President

Mr. Lewis M. Eslick has been President and a Director of the Registrant since April 1997.

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

From  1954 to 1958, Mr. Eslick served in the US Navy  as  an
Aviation Electronics technician.

Leslie B. Eslick; Secretary

Ms.  Leslie  B. Eslick has been a Shareholder  Director  and
Secretary of the issuer since April 1997.

Since August of 1995, she has been an owner and served as Geschaeftsfuehrena (Assistant Managing Director) of Xaxon Immobilien und Anlagen Consult GmbH. Ms. Eslick assisted in obtaining for the company, a full 34-C License, which allows every business except banking operations. The company consults with major development companies of the European Economic Community and the Unites States of America.

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

Patsy Harting; Treasurer

Ms. Harting has been an officer and director of the Company since April 1997.

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

ITEM 10.  EXECUTIVE COMPENSATION

None of the Company's officers and/or directors receive any compensation for their respective services rendered to the
Company, nor have they received such compensation in the past. They both have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Registrant has generated revenues from operations after consummation of a merger or acquisition. As of the date of this registration statement, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or more members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein. Persons "associated" with management is meant to refer to persons with whom management may have had other business dealings, but who are not affiliated with or relatives of management.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Registrant for the benefit of its employees.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS
          AND MANAGEMENT.

The following table sets forth each person known to the Company, as of February 28, 2001, to be a beneficial owner of five percent (5%) or more of the Company's common stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group. In this case, the only holders of more than 5% of the Company's common stock are the directors and executive officers, so only one table is shown. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Title of   Name/Address             Shares        Percentage
Class      of Owner                 Beneficially  Ownership
                                    Owned
Common     Leslie B. Eslick         1,000,000     16.67%
           8452 Boseck St., Unit
           272
           Las Vegas, NV 89128
Common     Lewis M. Eslick          1,050,000     17.50%
           8452 Boseck St., Unit
           272
           Las Vegas, NV 89128
Common     Patsy L. Harting         1,000,000     16.67%
           14133 Elmira Circle
           Magnolia, CA 95954

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


                           By: /s/ Lewis M. Eslick
                              Lewis M. Eslick, President
                           Date:                 March 6,
                              2001