Form 10QSB
period 2002-03-31
PURE COUNTRY
filed 2002-05-21
CIK 1109549

6


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
Commission File No. 000-30255






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

There are 6,000,000 shares of common stock outstanding as of May
20, 2002.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Audited financial statements as of March 31, 2002.

                         PURE COUNTRY

                     FINANCIAL STATEMENTS

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

     I have audited the accompanying balance sheets of Pure Country, (a development stage company), as of March 31, 2002 and March 31, 2001 and the related statements of stockholders' equity for March 31, 2002 and statements of operations and cash flows for the three months ended March 31, 2002 and the two years ended December 31, 2001 and December 31, 2000 and the period July 27, 1995(inception) to March 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.
     I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.
     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pure Country as of March 31, 2002 and March 31, 2001 and the related statements of stockholders' equity for March 31, 2002 and statements of operations and cash flows for the three months ended March 31, 2002 and the two years ended December 31, 2001 and December 31, 2000 and the period July 27, 1995(inception) to March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.
     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Kurt Saliger C. P. A.
Kurt D. Saliger C.P.A.
May 14, 2002



                         PURE COUNTRY
                 (A Development Stage Company)
                        BALANCE SHEETS

                            ASSETS

                                       March          March
                                      31,2002        31, 2001

CURRENT ASSETS
       Cash                           $         0   $         0

       TOTAL CURRENT ASSETS           $         0   $         0


                   TOTAL ASSETS       $         0   $         0

             LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
       Officers Advances (Note 8)     $     4,360   $     2,475

     TOTAL CURRENT LIABILITIES        $     4,360   $     2,475


     STOCKHOLDERS EQUITY (Note 4)

     Preferred Stock, $0.001 Par Value
     Authorized 10,000,000 Shares
     Issued and Outstanding
     At March 31, 2002 - None         $         0

     Common stock, $.001 par value
     authorized 50,000,000 shares
     issued and outstanding at
     March 31, 2001 - 6,000,000 shares                 $  6,000
     March 31, 2002 - 6,000,000 shares  $   6,000

     Additional paid in Capital       $       196   $       196

     Deficit Accumulated during
     development stage                $   -10,556   $    -8,671


     TOTAL STOCKHOLDERS' EQUITY       $    -4,360   $    -2,475


     TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY              $         0   $         0

        See accompanying notes to financial statements
                             - 2 -



                         PURE COUNTRY
                 (A Development Stage Company)
                    STATEMENT OF OPERATIONS



                               Three     Three
                               Months    Months   July 27, 1995
                               Ended     Ended      (Inception)
                               March     March       to March
                               31, 2002  31, 2001     31, 2002

INCOME
Revenue                       $       0  $       0  $       0
TOTAL INCOME                  $       0  $       0  $       0

EXPENSES

General, Selling
and Administrative            $   1,000  $       0  $  10,556

Amortization                  $       0  $       0  $       0
TOTAL EXPENSES                $   1,000  $       0  $  10,556


NET PROFIT (LOSS)             $  -1,000  $    -125  $ -10,556

NET PROFIT (LOSS)
per share -  (Note 2)         $  (NIL)   $   (NIL)  $   (NIL)


AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING             6,000,000  6,000,000  6,000,000













        See accompanying notes to financial statements

                         PURE COUNTRY
                 (A Development Stage Company)
                    STATEMENT OF OPERATIONS


                               Year        Year      July 27, 1995
                              Ended       Ended     (Inception)
                             December    December    to March
                             31, 2001    31, 2000    31, 2002

INCOME
Revenue                       $       0  $        0  $        0
TOTAL INCOME                  $       0  $        0  $        0

EXPENSES

General, Selling
and Administrative            $     885  $    2,000  $   10,556

Amortization                  $       0  $        0  $        0

TOTAL EXPENSES                $     885  $    2,000  $   10,556

NET PROFIT (LOSS)             $    -885  $   -2,000  $  -10,556

NET PROFIT (LOSS)
PER SHARE (Note #2)           $   (NIL)  $    (NIL)  $    (NIL)


AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING             6,000,000   6,000,000   6,000,000
















        See accompanying notes to financial statements

                         PURE COUNTRY
                 (A Development Stage Company)
         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        March 31, 2002

                         Common Stock               (Deficit)
                                                   Accumulated
                      Number             Additional   During
                        of                paid-in  Development
                      Shares     Amount   Capital     Stage


Balance,
December 31, 1998        25,000  $  6,196 $       0  $  -6,546

Changed from no par
Value to $0.001
September 21, 1999               $ -6,171 $   6,171

Forward Stock Split
240 to 1
September 21, 1999     5,975,000 $  5,975 $  -5,975

Net loss
December 31, 1999                                    $    -125
Balance, Dec. 31, 1999 6,000,000 $  6,000 $     196  $  -6,671

Net loss
December 31, 2000                                    $  -2,000
Balance
December 31, 2000      6,000,000 $  6,000 $     196  $  -8,671

Net loss
December 31, 2001                                    $    -885

Net loss
March 31, 2002                                       $  -1,000

Balance
March 31, 2002         6,000,000 $  6,000 $     196  $ -10,556










        See accompanying notes to financial statements

                         PURE COUNTRY
                 (A Development Stage Company)
                    STATEMENT OF CASH FLOWS


                              Three       Three
                              Months      Months      July 27, 1995
                              Ended       Ended     (Inception)
                              March       March       to March
                             31, 2002    31, 2001     31, 2002


CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                    $-1,000   $      0      $ -10,559

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                  $     0   $      0      $       0
Officer Advances              $ 1,000   $      0      $   4,360

Net cash used in
Operating activities          $     0   $      0      $  -6,196


CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock            $     0   $      0      $   6,196

Net Increase
(decrease) in cash            $     0   $      0      $       0

Cash, Beginning
Of period                     $     0   $      0      $       0


Cash, End
Of Period                     $     0   $      0      $       0






        See accompanying notes to financial statements

                         PURE COUNTRY
                 (A Development Stage Company)
                    STATEMENT OF CASH FLOWS


                               Year        Year       July 27, 1995
                              Ended       Ended     (Inception)
                             December    December    to March
                             31, 2001    31, 2000    31, 2002

CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                $    -885     $-2,000      $-10,556

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization              $       0     $      0     $      0
Officer Advances          $       0     $      0     $  4,360

Net cash used in
Operating activities      $       0     $      0     $ -6,196

CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock        $       0     $      0      $ 6,196

Net Increase
(decrease) in cash        $       0     $      0      $     0

Cash, Beginning
Of period                 $       0     $      0      $     0


Cash, End
Of Period                 $       0     $      0      $     0










        See accompanying notes to financial statements

                         PURE COUNTRY
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
               March 31, 2002 and March 31, 2001



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

                         PURE COUNTRY
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
               March 31, 2002 and March 31, 2001



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

     Loss Per Share
          Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of March 31, 2002 the Company had no dilutive common stock equivalents such as stock options.

     Year End
          The Company has selected December 31st as its fiscal year end.

     Year 2000 Disclosure
          The year 2000 issue had no effect on the Company.

NOTE 3 - INCOME TAXES

     There is no provision for income taxes for the year ended December 31,2000. The Company's total deferred tax asset as of March 31, 2002 is as follows:
          Net operating loss carry forward             $10,556
          Valuation allowance                          $10,556
          Net deferred tax asset                        $    0
     The federal net operating loss carry forward will expire in 2017 to 2019.

                         PURE COUNTRY
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
               March 31, 2002 and March 31, 2001


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

                         PURE COUNTRY
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
               March 31, 2002 and March 31, 2001

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

                        Plan of Operation

We are in the developmental stage and have no established source of revenue. Pure Country has neither engaged in any operations nor generated any revenues from operations. Since inception, operations have been limited to developing the concept for our business plan. We believe we will need at least $100,000 in order to be able to continue with our development operations. We are currently developing a business plan to market our web site, through which we offer hand-crafted wares shortly after becoming operational.

As of March 31, 2002, Pure Country had no working capital, and there can be no assurance that our financial condition will improve. The current officers and directors have provided no money to the Company. Investors are being relied upon to provide all the capital needed for the initial development of Pure Country. Management's plan of operation for the next twelve months is to:

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

We intend to utilize the services of website managers and designers in order to keep our operating costs down. Prices for services which will design our website as well as manage the site range anywhere from $19.95/month to $45/month, some with a start up fee, for the small to medium sized businesses just getting started. Many of these web-hosting services also include ISP services included in the monthly fees. Eventually, in the future, we intend to hire a full-time web page designer and manager once our operations grow to a capacity, which will require our own staff.

             Competition Pure Country may encounter

We will operate in an extremely competitive market and we could lose revenue and consumers to our competitors.

The electronic commerce market, particularly over the Internet, is new, rapidly evolving and competitive, and we expect competition to intensify in the future. We will compete with many other companies, which either offer the same types of merchandise or provide the same or a similar type of sales format to customers. Some current competitors include: companies with online sites such as The Internet Center for Arts and Crafts whose site address is at; www.xmission.com/~arts/; Homespun Peddler whose site address is at www.homespun-peddler.com; and Folkart & Craft Exchange whose site address is at www.folkart.com. This is not an exhaustive list of current competitors.

It is not difficult to enter the online commerce market. Current and new competitors can launch new online commerce web sites at relatively low cost. Competitions in online commerce will likely increase as retailers, suppliers, and manufacturers and direct marketers who have not traditionally sold products and consumer goods directly to consumers through the Internet enter this market segment. Increased competition may result in price reductions, fewer customer orders, reduced gross margins, increased marketing costs or loss of market share, or any combination of these problems. New competitors may emerge and rapidly acquire market share in several ways, including through mergers or by alliances among competitors and vendors. Through such alliances, competitors may also obtain exclusive or semi-exclusive sources of merchandise. In addition, manufacturers may elect to liquidate their products directly over the Internet.

We may not be successful in competing against competitors. Many of these competitors have greater financial, marketing, customer support, technical and other resources than Pure Country may have. As a result, they may be able to secure merchandise from suppliers on more favorable terms than us, and they may be able to respond more quickly to changes in customer preference or to devote greater resources to the development, promotion and sale of their merchandise than we can. If competition increases and our efforts are not successful, we may not be able to command higher margins on the products we sell, or we may lose revenue and customers to our competitors.

                            Employees

We are currently in a start-up phase with no full time employees. Currently our only employees are our officers and directors, which are comprised of three individuals. All future employees will be hired under an equal opportunity policy and evaluated on a regular basis with regard to merit raises and advancements.

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



                           Date: May 21, 2002