Form 10QSB
period 2002-06-30
PURE COUNTRY
filed 2002-09-12
CIK 1109549

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
Commission File No. 000-30255






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

There are 6,000,000 shares of common stock outstanding as of September 12, 2002.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FINANCIAL STATEMENTS


                          PURE COUNTRY

                      FINANCIAL STATEMENTS

                            CONTENTS


                                                             PAGE



     Independent Reviewed Report                              1

     Financial Statements

          Balance Sheet                                       2

          Statement Of Operations                           3-4

          Statement Of Stockholders' Equity                   5

          Statement Of Cash Flows                           6-7

          Notes To Financial Statements                    8-11























James R. Bonzo
Certified Public Accountant


                   INDEPENDENT REVIEWED REPORT

Board of Directors
Pure Country
Las Vegas, Nevada

I have reviewed the accompanying Balance Sheet of Pure Country as of June 30, 2002, and the related statements of profit and loss and notes for the period then ended in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pure Country.

A review consists principally of inquiries of the management of the company whose financial statements are being reviewed, and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.





/s/ James R. Bonzo
James R. Bonzo CPA Nevada #813



    09-06-02
   (date)










 4086 Spring Leaf Drive, Las Vegas, Nevada  89127 w Tel 702-367-
                     4483 w Fax 702-367-8864
_________________________________________________________________
Member of the American Institute of Certified Public Accountants and member of the Nevada Society of Certified Public Accountants
           Member of the Las Vegas Chamber of Commerce




                          PURE COUNTRY
                  (A Development Stage Company)
                         BALANCE SHEETS

                             ASSETS

                                              June           June
                                             30,2002       30, 2001

CURRENT ASSETS
Cash                                             $   0           $   0
                                            ----------      ----------
TOTAL CURRENT ASSETS                             $   0           $   0
                                            ----------      ----------
TOTAL ASSETS                                     $   0           $   0
                                            ----------      ----------
  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Officers Advances (Note 8)                 $   4,360       $   3,360
                                            ----------      ----------
TOTAL CURRENT LIABILITIES                    $   4,360       $   3,360
                                            ----------      ----------

STOCKHOLDERS EQUITY (Note 4)

Preferred Stock, $0.001 Par Value
Authorized 10,000,000 Shares
Issued and Outstanding
At March 31, 2002 - None                         $   0

Common stock, $.001 par value
authorized 50,000,000 shares
issued and outstanding at
June 30, 2001 - 6,000,000 shares                              $  6,000
June 30, 2002 - 6,000,000 shares             $   6,000

Additional paid in Capital                     $   196         $   196


Deficit Accumulated during
development stage                            $ -10,556        $ -9,556
                                            ----------      ----------

TOTAL STOCKHOLDERS' EQUITY                      -4,360        $ -3,360
                                            ----------      ----------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                           $      0        $      0
                                            ----------      ----------

         See accompanying notes to financial statements
                              - 2 -



                          PURE COUNTRY
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS



                                 Six              Six         July 27,
                                Months          Months          1995
                                Ended            Ended       (Inception)
                                 June            June          to June
                               30, 2002        30, 2001       30, 2002

INCOME
Revenue                             $   0             $   0         $   0
                               ----------        ----------    ----------
TOTAL INCOME                        $   0             $   0         $   0

EXPENSES

General, Selling
and Administrative               $ 10,556         $   9,556      $ 10,556

Amortization                        $   0             $   0         $   0
                               ----------        ----------    ----------
TOTAL EXPENSES                   $ 10,556         $   9,556      $ 10,556


NET PROFIT (LOSS)                $-10,556         $  -9,556      $-10,556
                               ----------        ----------    ----------
NET PROFIT (LOSS)
per share -  (Note 2)            $  (NIL)         $   (NIL)      $  (NIL)
                               ----------        ----------    ----------

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING               6,000,000         6,000,000     6,000,000
                               ----------        ----------    ----------












         See accompanying notes to financial statements

                          PURE COUNTRY
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS


                               Year             Year        July 27, 1995
                               Ended           Ended         (Inception)
                             December         December         to June
                             31, 2001         31, 2000        30, 2002

INCOME
Revenue                            $  0              $  0             $  0
                             ----------        ----------       ----------
TOTAL INCOME                       $  0              $  0             $  0

EXPENSES

General, Selling
and Administrative               $  885          $  2,000        $  10,556

Amortization                       $  0              $  0             $  0
                             ----------        ----------       ----------
TOTAL EXPENSES                   $  885          $  2,000        $  10,556

NET PROFIT (LOSS)               $  -885         $  -2,000       $  -10,556
                             ----------        ----------       ----------
NET PROFIT (LOSS)
PER SHARE (Note #2)            $  (NIL)          $  (NIL)         $  (NIL)
                             ----------        ----------       ----------

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING             6,000,000         6,000,000        6,000,000
                             ----------        ----------       ----------















         See accompanying notes to financial statements

                          PURE COUNTRY
                  (A Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          June 30, 2002


                             Common Stock                          (Deficit)
                             -------------                        Accumulated
                          Number                   Additional       During
                            of                       paid-in      Development
                          Shares       Amount        Capital         Stage
                         --------     --------      ---------      ---------

Balance,
December 31, 1998           25,000      $  6,196           $  0      $  -6,546

Changed from no par
Value to $0.001
September 21, 1999                     $  -6,171       $  6,171

Forward Stock Split
240 to 1
September 21, 1999       5,975,000      $  5,975      $  -5,975

Net loss
December 31, 1999                                                      $  -125
                         ---------    ----------     ----------     ----------
Balance, Dec. 31,        6,000,000      $  6,000         $  196      $  -6,671
1999

Net loss
December 31, 2000                                                    $  -2,000
Balance                  ---------    ----------     ----------     ----------
December 31, 2000        6,000,000      $  6,000         $  196      $  -8,671

Net loss
December 31, 2001                                                      $  -885
                         ---------    ----------     ----------     ----------
Net loss
March 31, 2002                                                       $  -1,000
                         ---------    ----------     ----------     ----------
Balance
June 30, 2002            6,000,000      $  6,000         $  196     $  -10,556
                         ---------    ----------     ----------     ----------





         See accompanying notes to financial statements

                          PURE COUNTRY
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS


                                  Six             Six
                                 Months         Months      July 27, 1995
                                 Ended           Ended       (Inception)
                                  June           June          to June
                                30, 2002       30, 2001        30, 2002


CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                      $  -1,000             $  0      $  -10,559

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                         $  0             $  0            $  0
Officer Advances                 $  1,000             $  0        $  4,360
                               ----------        ---------      ----------
Net cash used in
Operating activities                 $  0             $  0       $  -6,196


CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock                   $  0             $  0        $  6,196
                               ----------        ---------      ----------
Net Increase
(decrease) in cash                   $  0             $  0            $  0

Cash, Beginning
Of period                            $  0             $  0            $  0
                               ----------        ---------      ----------

Cash, End
Of Period                            $  0             $  0            $  0
                               ----------        ---------      ----------





         See accompanying notes to financial statements

                          PURE COUNTRY
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS


                               Year           Year        July 27, 1995
                               Ended         Ended         (Inception)
                             December       December         to June
                             31, 2001       31, 2000        30, 2002

CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                    $  -885         $  -2,000       $  -10,556

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                     $  0              $  0             $  0
Officer Advances                 $  0              $  0         $  4,360
                             --------        ----------       ----------
Net cash used in
Operating activities             $  0              $  0        $  -6,196

CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock               $  0              $  0         $  6,196
                             --------        ----------       ----------
Net Increase
(decrease) in cash               $  0              $  0             $  0

Cash, Beginning
Of period                        $  0              $  0             $  0
                             --------        ----------       ----------

Cash, End
Of Period                        $  0              $  0             $  0
                             --------        ----------       ----------









         See accompanying notes to financial statements

                          PURE COUNTRY
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                 June 30, 2002 and June 30, 2001



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

     Cash and equivalents
          The Company maintains a cash balance in a non-interest bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2002

     Income Taxes
          Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

                          PURE COUNTRY
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                 June 30, 2002 and June 30, 2001



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

     Loss Per Share
          Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of June 30, 2002 the Company had no dilutive common stock equivalents such as stock options.

     Year End
          The Company has selected December 31st as its fiscal year end.

     Year 2000 Disclosure
          The year 2000 issue had no effect on the Company.

NOTE 3 - INCOME TAXES

     There is no provision for income taxes for the year ended
     December 31,2000. The Company's total deferred tax asset as of June 30, 2002 is as follows:

           Net operating loss carry forward        $10,556
           Valuation allowance                     $10,556
           Net deferred tax asset                  $    0

     The federal net operating loss carry forward will expire in 2017 to 2019.

                          PURE COUNTRY
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                 June 30, 2002 and June 30, 2001


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

                          PURE COUNTRY
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                 June 30, 2002 and June 30, 2001

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

As of June 30, 2002, Pure Country had no working capital, and there can be no assurance that our financial condition will improve. The current officers and directors have provided no money to the Company. Investors are being relied upon to provide all the capital needed for the initial development of Pure Country. Management's plan of operation for the next twelve months is to:

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



                           Date: September 12, 2002