Form 10QSB
period 2002-09-30
PURE COUNTRY
filed 2002-10-22
CIK 1109549

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
Commission File No. 000-30255






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

There are 6,000,000 shares of common stock outstanding as of October 22, 2002.



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

I have reviewed the accompanying Balance Sheet of Pure Country as of September 30, 2002, and the related statements of profit and loss and notes for the period then ended in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pure Country.

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





______________________________
James R. Bonzo CPA Nevada #813



    10-14-02
   (date)









 4086 Spring Leaf Drive, Las Vegas, Nevada  89127 w Tel 702-367-
                     4483 w Fax 702-367-8864
_________________________________________________________________
Member of the American Institute of Certified Public Accountants and member of the Nevada Society of Certified Public Accountants ember of the Las Vegas Chamber of Commerce



                          PURE COUNTRY
                  (A Development Stage Company)
                         BALANCE SHEETS

                 ASSETS
                                             September      September
                                              30,2002        30, 2001

CURRENT ASSETS
   Cash                                           $  0              $  0
                                            ----------         ---------
    TOTAL CURRENT ASSETS                          $  0              $  0
                                            ----------         ---------
     TOTAL ASSETS                                 $  0              $  0
                                            ==========         =========
  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Officers Advances (Note 8)                  $  5,145          $  3,360
                                            ----------         ---------
TOTAL CURRENT LIABILITIES                     $  5,145          $  3,360
                                            ----------         ---------

STOCKHOLDERS EQUITY (Note 4)

Preferred Stock, $0.001 Par Value
Authorized 10,000,000 Shares
Issued and Outstanding
At March 31, 2002 - None                          $  0

Common stock, $.001 par value
authorized 50,000,000 shares
issued and outstanding at
March 31, 2001 - 6,000,000 shares             $  6,000
March 31, 2002 - 6,000,000 shares             $  6,000

Additional paid in Capital                      $  196            $  196


Deficit Accumulated during
development stage                           $  -11,341         $  -9,556
                                            ----------         ---------

TOTAL STOCKHOLDERS' EQUITY                   $  -5,145         $  -3,360
                                            ----------         ---------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                               $  0              $  0
                                            ==========         =========

         See accompanying notes to financial statements
                              - 2 -


                          PURE COUNTRY
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS


                                Nine             Nine
                               Months           Months        July 27, 1995
                               Ended            Ended          (Inception)
                             September        September            to
                              30, 2002         30, 2001       Sept 30, 2002
INCOME
Revenue                            $  0                $  0             $  0
                             ----------          ----------       ----------
TOTAL INCOME                       $  0                $  0             $  0

EXPENSES

General, Selling
and Administrative            $  11,341           $     895        $  11,341

Amortization                       $  0                $  0             $  0
                             ----------          ----------       ----------
TOTAL EXPENSES                $  11,341              $  895        $  11,341


NET PROFIT (LOSS)             $ -11,341             $  -885        $ -11,341
                             ==========          ==========       ==========
NET PROFIT (LOSS)
per share -  (Note 2)          $  (NIL)            $  (NIL)         $  (NIL)
                             ----------          ----------       ----------

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING             6,000,000           6,000,000        6,000,000
                             ==========          ==========       ==========












         See accompanying notes to financial statements

                          PURE COUNTRY
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS


                               Year            Year       July 27, 1995
                              Ended           Ended        (Inception)
                             December        December        to Sept.
                             31, 2001        31, 2000        30, 2002

INCOME
Revenue                           $  0              $  0            $  0
                             ---------        ----------      ----------
TOTAL INCOME                      $  0              $  0            $  0

EXPENSES

General, Selling
and Administrative              $  885          $  2,000       $  11,341

Amortization                      $  0              $  0            $  0
                             ---------        ----------      ----------
TOTAL EXPENSES                  $  885          $  2,000       $  11,341
                             =========        ==========      ==========
NET PROFIT (LOSS)              $  -885         $  -2,000      $  -11,341
                             =========        ==========      ==========
NET PROFIT (LOSS)
PER SHARE (Note #2)           $  (NIL)          $  (NIL)        $  (NIL)
                             ---------        ----------      ----------

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING            6,000,000         6,000,000       6,000,000
                             ---------        ----------      ----------








         See accompanying notes to financial statements

                          PURE COUNTRY
                  (A Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       September 30, 2002

                               Common Stock                       (Deficit)
                             ----------------                    Accumulated
                          Number                    Additional      During
                            of                        paid-in    Development
                          Shares         Amount       Capital       Stage
                        ----------      ---------    ---------    ---------

Balance,
December 31, 1998            25,000        $  6,196        $  0     $  -6,546

Changed from no par
Value to $0.001
September 21, 1999                        $  -6,171    $  6,171

Forward Stock Split
240 to 1
September 21, 1999        5,975,000        $  5,975   $  -5,975

Net loss
December 31, 1999                                                     $  -125
                        -----------      ----------  ----------   -----------
Balance, Dec. 31,         6,000,000        $  6,000      $  196     $  -6,671
1999

Net loss
December 31, 2000                                                   $  -2,000
                        -----------      ----------  ----------   -----------
Balance
December 31, 2000         6,000,000        $  6,000      $  196     $  -8,671

Net loss
December 31, 2001                                                     $  -885
                        -----------      ----------  ----------   -----------
Net loss
March 31, 2002                                                       $  -1000
                        -----------      ----------  ----------   -----------

Net loss
September 30, 2002                                                    $  -785
                        -----------      ----------  ----------   -----------

Balance
September 30, 2002        6,000,000        $  6,000      $  196    $  -11,341
                        -----------      ----------  ----------   -----------

         See accompanying notes to financial statements

                          PURE COUNTRY
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS


                                  Nine           Nine
                                 Months         Months      July 27, 1995
                                 Ended          Ended        (Inception)
                               September      September       to Sept.
                                30, 2002       30, 2001       30, 2002


CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                      $  -1,785            $  0       $  -11,341
Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                         $  0            $  0             $  0
Officer Advances                 $  1,785            $  0         $  5,145
                               ----------       ---------       ----------
Net cash used in
Operating activities                 $  0            $  0        $  -6,196


CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock                   $  0            $  0         $  6,196
                               ----------       ---------       ----------
Net Increase
(decrease) in cash                   $  0            $  0             $  0

Cash, Beginning
Of period                            $  0            $  0             $  0
                               ----------       ---------       ----------

Cash, End
Of Period                            $  0            $  0             $  0
                               ----------       ---------       ----------




         See accompanying notes to financial statements

                          PURE COUNTRY
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS


                                   Year            Year        July 27, 95
                                  Ended            Ended       (Inception)
                                 December        December       to Sept.
                                 30, 2001        30, 2000       30, 2002

CASH FLOW FROM
OPERATING ACTIVITIES

Net (Loss)                         $  -885          $  -2,000    $  -11,341
Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                          $  0               $  0          $  0
Officer Advances                      $  0               $  0      $  5,145
                                  --------          ---------    ----------
Net cash used in
Operating activities                  $  0               $  0     $  -6,196

CASH FLOW FROM
FINANCING ACTIVITIES
Issue Common Stock                    $  0               $  0      $  6,196
                                  --------          ---------    ----------
Net Increase
(decrease) in cash                    $  0               $  0          $  0

Cash, Beginning
Of period                             $  0               $  0          $  0
                                  --------          ---------    ----------

Cash, End
Of Period                             $  0               $  0          $  0
                                  --------          ---------    ----------









         See accompanying notes to financial statements

                          PURE COUNTRY
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
            September 30, 2002 and September 30, 2001



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

     Cash and equivalents
          The Company maintains a cash balance in a non-interest bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 2002

     Income Taxes
          Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

                          PURE COUNTRY
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
            September 30, 2002 and September 30, 2001



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

NOTE 3 - INCOME TAXES

     There is no provision for income taxes for the year ended December 31,2000. The Company's total deferred tax asset as of September 30, 2002 is as follows:
          Net operating loss carry forward             $11,341
          Valuation allowance                          $11,341
          Net deferred tax asset                        $    0
     The federal net operating loss carry forward will expire in 2017 to 2019.

                          PURE COUNTRY
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
            September 30, 2002 and September 30, 2001


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

                          PURE COUNTRY
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
            September 30, 2002 and September 30, 2001

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

99.1 Certification of CEO/CFO pursuant to 18 U.S.C. Section 1350, as  adopted pursuant to Section 906 of the Sarbanes-Oxley Act  of
2002

99.2 Certification of CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:

On September 13, 2002, the Company filed a report on Form 8-K disclosing the change in auditors under Item 4 of that form.

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



                           Date: October 22, 2002